Form 10-Q
period 1995-03-31
ASSIX INTERNATIONAL INC
filed 1995-05-17
CIK 832813

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          -------------------------
                                 FORM 10-QSB

            /X/ Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

            / / Transition Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                          --------------------------

                For the quarterly period ended March 31, 1995
                                               --------------

                         Commission File No. 0-17068
                                             -------


                          Assix International. Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                   59-2855398
- -------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

            100 North Tampa Street, Suite 3575 Tampa, Florida 33602
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 224-0228
            -------------------------------------------------------
               Registrant's telephone number, including area code

                                      None
- --------------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last year)

     Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock $0.001 par value                          4,666,866
- -----------------------------                  ---------------------------
           Class                               Outstanding at May 16, 1995

                          ASSIX INTERNATIONAL, INC.

                                    INDEX

                                                                         Page No.
                                                                         --------
PART I. Financial Information
        ---------------------
        Item 1. Financial Statements

           Consolidated Balance Sheet--March 31, 1995                         3-4

           Consolidated Statement of Income--Three and Nine Months
                       Ended March 31, 1995 and 1994                            5

           Consolidated Statement of Cash Flows--Nine Months Ended
                       March 31, 1995 and 1994                                  6

           Notes to Consolidated Financial Statements                         7-8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          9-13

PART II. Other Information
         -----------------
         Item 1. Legal Proceedings                                             13
         Item 2. Changes in Securities                                         13
         Item 3. Defaults upon Senior Securities                               13
         Item 4. Submission of Matters to a Vote of Security Holders           13
         Item 5. Other Information                                             13
         Item 6. Exhibits and Reports on Form 8-K                              13

         Signatures                                                            14
         ----------
         Exhibits                                                              15
         --------

                           ASSIX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995
                                  (UNAUDITED)

CURRENT ASSETS
 Cash and cash equivalents                                                             $   47,847
 Marketable securities                                                                  3,038,622
 Notes and accounts receivables
  Accounts receivable - trade                                              $  241,022
  Accounts receivable - related parties                                         2,517
  Officer & employee advances                                                  80,995
 Less allowance for doubtful accounts                                            (952)    323,582
                                                                           ----------
 Income tax receivable                                                                    383,403
 Prepaid expenses & deposits                                                              195,580
 Inventories - at the lower of cost (determined by the first-in,
   first-out method) or market                                                            351,053
                                                                                       ----------
Total current assets                                                                                  $ 4,340,087

PROPERTY & EQUIPMENT
 Land                                                                                   1,740,000
  Licensed Dealer Programs                                                  2,682,005
  Building & improvements                                                   4,862,982
  Other Property and equipment, net                                           648,832
                                                                           ----------
                                                                            8,193,819
 Less accumulated depreciation and amortization                             1,572,609   6,621,210
                                                                           ----------
  Licensed dealer demonstration programs                                                   65,000
  Construction in process of Licensed dealer programs                                     396,000
                                                                                       ----------
Total property and equipment                                                                            8,822,210

OTHER ASSETS

 Intangible Assets
   Manufacturing technology, less accumulated amortization of
    $57,599                                                                               170,358
   Capitalized rental clearing costs, less accumulated
    amortization of $146,545                                                              329,727
   Patents, less no accumulated amortization                                               67,267
   Deferred charges, less accumulated amortization of $61,824                              18,793
   Organization costs, less accumulated amortization of $65,527                               403
   Other, less accumulated amortization of $166,520                                       224,624
                                                                                       ----------
Total other assets                                                                                        811,172
                                                                                                      -----------
TOTAL ASSETS                                                                                          $13,973,469
                                                                                                      ===========

        See accompanying notes to the consolidated financial statements

                           ASSIX INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEET (continued)
                                MARCH 31, 1995
                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
 Accounts payable - trade                                         $  129,593
 Sales and payroll taxes payable                                       6,341
 Other accrued liabilities                                           946,302
 Current maturities on long-term debt                                142,141
 Deferred revenue                                                     36,725
                                                                  ----------
Total current liabilities                                                         $ 1,261,102

LONG-TERM DEBT                                                                         73,928

                                                                                    2,593,799

STOCKHOLDERS' EQUITY
 Preferred stock - authorized, 7,500,000 of shares of $.01 par value, non-cumulative; no shares issued and outstanding
 Common stock - authorized, 7,500,000 shares of $.001 par
 value; shares issued,  4,713,866, shares outstanding
 4,666,866                                                             4,713

 Additional paid-in capital                                        5,820,533
 Retained earnings                                                 4,425,518
 Less common stock held in treasury, 47,000 shares at cost          (206,124)
                                                                  ----------
Total stockholders' equity                                                         10,044,640
                                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $13,973,469
                                                                                  ===========



        See accompanying notes to the consolidated financial statements

                           ASSIX INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                                       March 31,                      March 31,
                                                       ---------                      ---------
                                                 1995            1994            1995          1994
                                                 ----            ----            ----          ----
Licensed dealer program revenues           $    271,686    $    253,600    $    828,920    $  3,672,704
Real property revenues                          416,531                         635,586
Dividend & interest income                       70,251                         164,634
Realized gain on trading securities                                             249,376
Other income                                      3,004          12,316           4,836          25,996
                                           ------------    ------------    ------------    ------------
                                                761,472         265,916       1,883,352       3,698,700
Costs and expenses:
 Service                                        107,661          94,554         296,222         939,135
 General and administrative                     435,861       1,938,027       2,466,811       3,484,985
 Depreciation and amortization                  312,446         456,140         721,933       1,795,307
 Interest                                         3,416          94,418          10,030         551,795
 Loss/(gain) on asset write-down                                    839           8,062             816
 (Gain)/Loss on sale of assets                 (156,847)          4,032        (316,073)         11,846
                                           ------------    ------------    ------------    ------------
Total Expenses                                  702,537       2,588,010       3,186,985       6,783,884

                                                 58,935      (2,322,094)     (1,303,633)     (3,085,184)
Gain on Sears settlement                                     13,136,146                      13,136,146
                                           ------------    ------------    ------------    ------------
Income before income taxes & extra-
 ordinary item                                   58,935      10,814,052       1,303,633      10,050,962

Provision for income taxes
 Current                                                       (154,713)                       (154,713)
 Deferred
                                           ------------    ------------    ------------    ------------
Income (loss) before extraordinary item          58,935      10,968,765      (1,303,633)     10,205,675
Extraordinary item, net of taxes                              2,127,528                       8,440,028
                                           ------------    ------------    ------------    ------------
Net income (loss)                                58,935    $ 13,096,293      (1,303,633)     18,645,703
                                           ============    ============    ============    ============

Earnings (loss) per common and
common equivalent share
 Income from continuing operations              $   .01         $  2.35          $ (.28)         $ 2.19
 (after related taxes)
 Extraordinary item                                                 .46                            1.81
                                                -------         -------          ------          ------
Net income (loss)                               $   .01         $  2.81          $ (.28)         $ 4.00
                                                =======         =======          ======          ======

Weighted average common and common            4,666,866       4,666,866       4,666,866       4,666,866
equivalent shares used in calculation:     ============    ============    ============    ============



        See accompanying notes to the consolidated financial statements

                           ASSIX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                         ---------
                                                                    1995           1994
                                                                    ----           ----
Cash flows provided by operating activities:
Net income                                                        $(1,303,633)  $ 18,645,703
Adjustments to reconcile net income to net cash provided
by operations activities
  Depreciation and amortization                                       734,029      1,795,307
  Provision for uncollectable accounts receivable                     (23,980)
  Loss on sale of property and equipment                               23,287         11,846
  Gain on Sears settlement                                                           195,254
  Deferred revenue                                                        543       (380,268)
  Loss on asset write-downs                                            (4,033)           816
  Proceeds from sale of trading securities                          8,130,437
  Purchase of trading securities                                     (924,995)
  Gain on sale of trading securities                                 (249,376)
  Gain on debt restructuring                                                     (13,824,028)

Changes in operating assets increase)/decrease and liabilities increase/(decrease):
  Accounts and notes receivable                                       (77,287)        69,313
  Prepaid expenses and advances                                        24,017          6,223
  Income tax receivable                                              (383,403)
  Investments                                                                     (9,166,595)
  Other assets                                                       (680,665)        (5,913)
  Accounts payable, accrued interest and accrued liabilities       (1,178,123)       677,590
  Accrued liabilities - related parties                                              337,057
  Income taxes payable                                                (44,524)     1,497,000
  Deferred Income taxes                                               (33,202)     2,458,000
  Accrued interest                                                                   481,184
  Sales and payroll taxes payable                                     (23,559)       (59,720)
                                                                  -----------   ------------
  Net cash provided by operating activities                         3,985,533      2,738,769

Cash flows used in investing activities:

  Purchase of holding securities                                   (3,390,116)
  Capital expenditures                                             (1,284,375)      (440,265)
                                                                  -----------   ------------
Net cash used in investing activities                              (4,674,491)      (440,265)

Cash flows provided by (used in) financing activities:
 Proceeds from debt                                                   234,397
 Principal payments on debt                                           (74,646)    (2,474,493)
 Accounts receivable - related parties                                152,146
                                                                  -----------   ------------
Net cash provided (used) by financing activities                      311,897     (2,474,493)
                                                                  -----------   ------------
Increase in cash and cash equivalents                                (377,061)      (175,989)
Cash and cash equivalents, beginning of period                        424,908        582,010
                                                                  -----------   ------------
Cash and cash equivalents, end of period                          $    47,847   $    406,021
                                                                  ===========   ============

          See accompanying notes to the consolidated flnancial statements

                           ASSIX INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1995
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The Company's interim financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1994. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The balance sheet has been reclassified from an unclassified balance sheet to a classified balance sheet.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal, recurring nature. Due to the small dollar amount associated with marketing expenses, these amounts have been reported in the general and administrative category for the periods ended March 31, 1995 and 1994.

NOTE 2 - MARKETABLE SECURITIES.

     During the year ended June 30, 1994, the Company adopted Statement 115 of the Financial Accounting Standards Board "Accounting for Certain Investments in Debt and Equity Securities." Under this new pronouncement, securities that have readily determinable fair value should be classified into trading, held to maturity, and available for sale. Equity securities are recorded at their fair value, and gross unrealized holding gains and losses are disclosed. For the purpose of determining the gain or loss on a sale, the cost of securities sold is based on the average cost of all shares of each such security held at the date of sale. During the three month period ended September 30,1994, the Company sold all of its trading securities and invested the proceeds into Treasury Bills and notes that are to be held to maturity. Those sales of marketable securities resulted in a net realized gain of $249,376 during the three month period ending September 30, 1994.

     At March 31, 1995, the aggregate cost of the current marketable securities and certificate of deposits held for maturity was $3,038,622, while their market value was $3,035,133. As of March 31, 1995, the Company had $2,994,030 invested in Treasury bills and notes, money markets and $44,592 invested in certificates of deposits. The Treasury Bills and Treasury Notes have maturity periods ranging from 30 days to nine months with rates of return of 4.345% to 5.78%.

NOTE 3 - PROPERTY AND EQUIPMENT

     Depreciation and amortization are calculated by straight-line methods over the estimated useful lives of the assets, ranging generally from three to seven years for tangible personal property and 40 years for real property and improvements. For income tax purposes, the Company uses accelerated methods of depreciation for certain assets.

Other property and equipment consist of:

    Office furniture and equipment                   $ 314,588
    Leasehold improvements                              53,393
    Automobiles                                        136,072
    Machinery and equipment                            144,779
                                                     ---------
                                                     $ 648,832
                                                     =========

     Under Financial Accounting Standards Board 67, the Company capitalized certain costs incurred to rent real estate. These capitalized costs equaled $476,272 and are being amortized over 13 months.

NOTE 4 - OTHER ASSETS

     The Company capitalized $146,217 of costs associated with the improvement of the T7000 Combi-Matcher under Financial Accounting Standards Board 2 and 86.

NOTE 5 - GAIN ON SEARS SETTLEMENT

     On February 24, 1994, the Company entered into a Settlement Agreement with Sears under which Sears and the Company mutually released each other from any and all claims arising from the May 1989 Sears Licensed Tire Matching(R) Agreement. As part of the Settlement Agreement, Sears paid the Company $16,168,000 in cash (of which $2 million was paid prior to the date of the settlement) and transferred to the Company approximately 74 acres of Duval County, Florida real property (improved by a vacant building containing approximately 1,715,000 square feet) and personal property formerly constituting the Sears Jacksonville Catalogue Merchandise Distribution Center (the "Property"), which has been appraised at $6,000,000. In turn, the Company transferred 1,226 Tire Matching machines and patents pertaining to the Tire-Matching technology to Sears.

NOTE 6- EXTRAORDINARY GAIN

     The Company generated an $8,440,028 extraordinary gain from settling its debt with its senior and subordinated lenders. The gain was determined by taking the outstanding debt and accrued interest at the time of the settlements ($5,000,000 principal and $1,562,500 of accrued interest for Mass Mutual and $7,905,600 principal and $1,155,928 of accrued interest for PNC Bank of Kentucky) and reducing it by the payments that were made to the senior and subordinated lenders ($250,000 from Mass Mutual and $1,550,000 for PNC). Accordingly, the extraordinary gain is $8,440,028, which is the total gain of $13,824,028 less deferred taxes of $2,458,000 for the Mass Mutual settlement and $2,926,000 of income taxes for the PNC settlement. The deferred taxes for the Mass Mutual settlement were not previously recorded and are beig recorded in the present quarter ended March 31, 1994. See Note 6 - Debt for further details.

NOTE 7 - LONG-TERM DEBT

   Long-term debt consists of the following:

                                                          MARCH 31,
                                                          ---------
                                                            1995
                                                            ----
                                                         (Unaudited)
      Automobile notes                                    $ 46,140
      Insurance Financing                                   99,859
      Equipment notes                                       38,228
      Capitalized equipment leases                          31,842
                                                          --------
                                                           216,069
      Current maturities on long-term debt                 142,141
                                                          --------
      Total long-term debt                                $ 73,928
                                                          ========

     The following are the aggregate maturities of the Company's existing long-term debt for years subsequent to June 30, 1995:

                     1996                     36,715
                     1997                     12,182
                     1998                     10,618
                     1999                     11,014
                     Thereafter                3,399
                                             -------
                                             $73,928
                                             =======

NOTE 8 - EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share for the three months and nine months ended March 31, 1995 and 1994 has been computed based upon the weighted average number of common shares outstanding during the period. Common stock warrants and options are not considered in the computation because they are anti-dilutive in the aggregate.

NOTE 9 - INCOME TAXES

     During the year ended June 30, 1994, the Company adopted Statement No.
109 of the Financial Accounting Standards Board, "Accounting for Income Taxes." This new pronouncement requires that deferred tax assets and liabilities be recognized for the estimated future consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized during the period that includes the enactment date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. GENERAL OVERVIEW:

     The Company's operations are comprised of two independent and separate operating groups. First, the Company owns commercial real property in Jacksonville, Florida (known as the "Imeson Center") that includes 1,640,134 square feet of rentable warehouse/distribution (1,548,728 sq. ft.) and office (91,846 sq. ft.) space. The Imeson Center property also includes an additional 131,000 square feet of core mezzanine space consisting of mechanical, electrical, office and service areas that sit above and are designed to service the main floor level. The utility of this area as rentable space is limited. This commercial real estate asset represents the Company's largest single asset and growth opportunity for the future. Secondly, the Company continues to market its proprietary wheel balancing service under the trademark AccuBalance, which represents the Company's historic business operations.

     During the Company's first fiscal 1995 quarter ended September 30, 1994, the Board of Directors elected W. Carey Webb as the Company's new President and CEO with the directive of installing a new management team and redirecting the Company's business operations and investments. To that end, Mr. Webb has focused upon the following objectives: 1) to secure the company's existing business operations and install a new management team, 2) to maximize the operations of the Company's two primary businesses, and 3) to identify and invest the Company's financial assets in one or more basic operating businesses.

     Over the past two fiscal quarters, Mr. Webb has concentrated on developing tenants for the Imeson Center, restructuring management and improving manufacturing operations, as well as securing new Licensed Servicing Agents for the Company's proprietary Combi/Corvi improved wheel balancing program. During the balance of calendar 1995, management expects to focus on improving it's existing business operations while initiating the process of identifying the Company's future long term business opportunities.

B. IMESON CENTER:

     The Imeson Center property was conveyed to the Company by Sears Roebuck and Co. in early 1994 as part of its settlement with the Company relating to certain disputes that arose in connection with the Company's automotive business relationship with Sears. The Imeson Center property was built by Sears in 1974 to handle its catalog merchandising and distribution operations for the Southeastern portion of the United States. Because the building was constructed for the specialized purpose of serving as a Sears distribution center, the Company is presently determining the portion, of the Imeson

Center property that may be rented as commercial property and what tenant improvements may be required to maximize the rental value of such property.

     The Company entered into two leases with the same tenant on December 1, 1994 to lease a portion of Imeson Center's warehouse space. The first lease is for approximately 600,000 square feet of the first floor space and the second lease is for approximately 200,000 square feet of the second floor. Both leases contemplate terms of 13 months commencing December 1, 1994, with an option to extend the lease period for 3 months. The tenant will pay its pro-rated share of agreed upon operating expenses (which includes taxes, insurance and maintenance) and will reimburse the Company for any utility expenses. Pursuant to the second lease, the tenant was granted the option to lease an additional 300,000 square feet of second floor space as overflow space in consideration of its payment of all operating expenses attributable to that space and has since exercised that option. The tenant also increased, by approximately 50,000 square feet, the space utilized on the first floor. The tenant will not pay any additional base rent on the second floor overflow space. The Company paid its local leasing agent a 4% fee on base rent generated by the Property for these leases. Base rent from these leases could generate pre-tax revenues of approximately $1.56 million over the 13 month lease term.

     The Company is currently negotiating to lease approximately 92,000 square feet of first floor space to a prospective tenant in the Imeson Center property for a period of seven years, with an option to extend for an additional three year term. Although the terms of the proposed lease continue to be negotiated and no assurances can be given that a definitive lease agreement will be entered into, Company management believes that the proposed lease could generate in the form of annual base rent a minimum of $507,000 in the first year of the lease. Under its proposed terms, the tenant will pay its pro rata share of agreed upon operating expenses, including taxes, insurance, maintenance and utility expenses. In addition to base rent, the tenant will be required to pay as additional rent an amount sufficient to amortize approximately $1,000,000 advanced by the Company toward tenant improvement costs over the seven year term of the lease, together with interest at the rate of 11.5% per annum. The Company anticipates that the cost of the tenant improvements will total approximately $2,000,000 and will be shared by the Company and tenant on a 50/50 basis; provided, however that the tenant reimburses the Company for its share of such improvements over the initial term of the lease, together with interest, as additional rental payments. If the proposed lease for the Imeson Center property is entered into, the lease term will commence when tenant improvements are completed, which the Company expects to be finished in July 1995 for phase I and August for Phase II. The Company will pay its local leasing agent a 6% fee of the base rent generated by this lease, which represents an approximate aggregate amount of $200,000 payable out of the first five months of rental payments under the lease.

C. ASSIX AUTOMOTIVE:

     Management of the Company intends to increase the automotive operation's network of licensed agents by marketing the AccuBalance/Corvi service program, which utilizes the Company's Corvi/Combi technology, to local and regional tire dealer retail service outlets. This expansion effort will concentrate in the geographic areas within which the Company currently operates (California, Texas, Ohio, Indiana, Kentucky, Tennessee, Florida, Georgia and Alabama). If the number of licensed agents utilizing the Corvi/Combi technology at their retail locations does in fact increase, if expenses are controlled and Combi-Matchers are produced continuously, management believes the automotive operation will continue to reduce its operational loss for the year.

     In the past, the Company's Automotive division had operated with its licensed agents on a contractual basis which included a 30 day termination provision. Currently, all new licensed agent agreements utilizing the Company's exclusive Corvi/Combi technology require a twelve month written cancellation notice. In many cases (especially with smaller accounts), the business relationship with a proposed agent is initiated upon the execution of a comprehensive letter of intent with the understanding that the final licensed agent agreement will be executed shortly thereafter. The Company's business relationship with Big 10 Tire Co. of Mobile, Alabama is controlled by such a letter of intent, dated March 26, 1992, which the Company attempted to convert into a signed 12 month agreement in 1993 and 1994. However, in December 1994, Big 10 Tires initiated discussions regarding its desire to alter the letter of intent/Agency arrangement, which among other issues included the purchase of the Combi-Matcher equipment from the Company. After months of discussions, Big 10 Tires notified the Company pursuant to a letter dated April 28, 1995 that it intended to terminate its agreement with the Company effective as of May 28, 1995.

     However, the agreement first requires the Company and Big 10 Tires to take steps to "cure" under the Agreement (within a 60 day period) before termination will be effective. If no agreement is reached, the loss of Big 10 Tires would have a material negative impact upon the Company's Automotive division since the revenues from Big 10 Tires represent approximately 25% of total Automotive revenues for the current fiscal year. However, new agents have recently signed agency agreements which will reduce the net reduction in revenues from a 25% loss to a 19% loss. Company management has been in discussions with Big 10 Tire Company since December 1994 regarding this licensing arrangement and will continue to seek an amicable resolution to these contract negotiations. No assurance can be given, however, that these negotiations will be successfully consummated.

     Any additional expansion of the Company's network of regional tire retail dealers is anticipated to be financed through operating cash flows provided by the Company's automotive services operations (which includes the money received from the Sears settlement). Management has spent approximately $146,217 (during the nine month period ended March 31, 1995) for the redesign of the Combi System TM7000, which should increase the effectiveness and decrease the total cost of the machine.

D. RESULTS OF OPERATIONS:

  FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

     Revenues and other income for the three months ended March 31, 1995 ("Jan.
- - March 1995") increased $495,556 (186%) to $761,472 from $265,916 for the three months ended March 31, 1994 "Jan. - March 1994"). This increase is primarily due to additional real property revenues from the Imeson Center. Revenues and other income for the nine months ended March 31, 1995 ("July - March 1995") decreased $1,815,348 (49%) to $1,883,352 from $3,698,700 for the nine months ended March 31, 1994 ("July - March 1994"). The primary reason for this decrease is due to the fact that the Company and Sears (who generated approximately $1.4 million in revenue for the Company in the Oct. - Dec. 1993 period and $4.2 million in the Jan. - March 1995 period) terminated their relationship in February 1994. Additional revenue from the Imeson Center and the installation of new licensed dealer programs partially offset the decrease in Sears revenues. A licensed dealer program is an installed machine capable of performing the Company's proprietary AccuBalance/Corvi wheel-balancing service. As of March 31, 1995, the Company had 170 revenue producing programs utilizing the Combi-Matcher, compared with 159 programs utilizing the Combi-Matcher at March 31, 1994.

     Service expenses for licensed dealer programs for Jan. - March 1995 increased $13,107 (14%) to $107,661 from $94,554 for Jan. - March 1994.
Service expenses for the nine month period, July - March 1995, decreased $642,913 (69%) to $296,222 from $939,135 for July - March 1994.
Service expenses for Jan. - March 1995, as a percentage of Licensed dealer program revenues, increased to 40% trom 37% during the Jan. - March 1994 period. Service expenses for July - March 1995, as a percentage of Licensed dealer program revenues, increased to 36% from 26% during the July - March 1994 period. The slight increase for service expenses for the three month period Jan. - March 1995 reflects an increase in bonuses and costs for field personnel associated with increased Licensed dealer program revenues and installations. The increase for service expenses as a percentage of Licensed dealer program revenues for both the three month period and the nine month period is due to slightly higher expenses, and for the nine month period, substantially lower revenue than the prior year.

     General and administrative expenses for Jan.- March 1995 decreased $1,502,166 (77%) to $435,861 from $1,938,027 for Jan. - March 1994. General and administrative expenses for the nine month period, July - March 1995, decreased $1,018,174 (29%) to $2,466,811 from $3,494,985 for July - March 1994. General and administrative expenses as a percentage of revenue for Jan. - March 1995 decreased to 57% from 729%. General and administrative expenses for July - March 1995, as a percentage of revenue, increased to 131% from 94%. The decrease in expenses from the prior year for the three month and nine month periods are due to among other things, 1) a decrease in professional fees that arose from various litigation matters 2) a decrease in technology expense, and 3) the capitalization of additional costs above the prior year associated with an increase in the production of the Combi-Matcher from the prior year.

     Depreciation and amortization expense for Jan. - March 1995 decreased $143,694 (31%) to $312,446 from $456,140 for Jan. - March 1994. Depreciation and amortization expense for the nine month period, July - March 1995, decreased $1,073,374 (60%) to $721,933 from $1,795,307 for July - March 1994.
This decrease is a result of the discontinuance of depreciation for Dealer Licensed machines previously installed at Sears (such machines were sold to Sears on February 24, 1994) and the discontinuance of amortization of deferred borrowing costs (which were written off in December 1993), which decrease has been partially offset by depreciation expense for the warehouse facility located at the Imeson Center and the amortization of clearing costs of the warehouse facility.

     Interest expense for Jan. - March 1995 decreased $91,002 (96%) to $3,416 from $94,418 for Jan. - March 1994. Interest expense for the nine month period, July - March 1995, decreased $541,765 (98%) to $10,030 from $551,795 for July - March 1994. This decrease reflects the Company's payment of the remaining amount of its debt to PNC Bank of Kentucky, Inc. ("PNC") in February 1994 and all of its Mass Mutual Life Insurance Company ("Mass Mutual") debt in September 1993.

     Gain on the sale of assets for Jan. - March 1995 increased $160,879 to $156,847 from a loss of $4,032 for Jan. - March 1994. Gain on the sale of assets for the nine month period, July - March 1995, increased $327,919 to $316,073 from a loss of $11,846 for July - March 1994. This increase primarily reflects the sale of property from the Imeson Center.

     For the three months ended March 31,1995 the Company reported income before income taxes and extraordinary gain of $58,935 versus income of $10,814,052 during the same period of the prior fiscal year. The Company generated net income, after taxes, of $58,935 for the Jan. - March 1995 period as compared to income of $13,096,293 for the comparable Jan. - March 1994 period. For the nine months ended March 31, 1995 the Company reported a loss before income taxes and extraordinary gain of $(1,303,633) versus income of $10,050,962 during the same period of the prior fiscal year. The Company generated a net loss, after taxes, of $(1,303,633) for the July - March 1995 period as compared to income of $18,645,703 for the comparable July - March 1994 period. The reason for the reduction in income is due to the non-recurrence of the extraordinary item and the reduction in revenues from the Sears settlement.

E.- LIQUIDITY AND CAPITAL RESOURCES:

     The Company's consolidated balance sheet is presented on a classified basis. As of March 31, 1995, the Company's primary sources of liquidity were $47,847 in cash, $3,038,622 in marketable securities and certificates of deposit, and $241,022 of trade accounts receivable. As of March 31, 1995, the aggregate amount of the Company's short term liabilities (accounts payable, accrued liabilities, inoome taxes payable, accrued interest and sales and payroll taxes payable) was $1,261,102. The net liquidity of the Company as of March 31, 1995 was $2,066,389.

     Management believes these net sources of liquidity and cash flow will be adequate to meet present obligations maturing in the fiscal year ending June 30, 1995.

     Due to the classification of certain investments as trading securities, see footnote 2, the $8,130,437 of proceeds from the sale of such securities (which had been purchased with the proceeds from the Sears settlement) falls into cash provided by operating activities. Because of that classification, the Company generated cash provided by operating activities during the July - March 1995 period of $3,985,533 compared with net cash provided by operating activities of $2,738,769 for the July - March 1994 period. Absent the sale of those securities, the Company would not have had a positive cash flow from operating activities for the nine month period, rather it would have used $2,970,533 of cash in operating activities for the July - March 1995 period. For the three month period ended Jan. - March 1995, the Company used cash from operating activities, exclusive of the trading securities, of $489,516.

     The Company purchased a 35,000 square foot office warehouse facility for use by its automotive division for a total purchase price of $450,000 on July 8, 1994 and spent an additional $56,000 for improvements. The Company owns this property free and clear of liens and encumbrances. The Company's principal executive offices will remain located in downtown Tampa.

     Net cash used in investing activities in the July - March 1995 period was $4,674,491, as compared with $440,265 for the July - March 1994 period. Of the $4,674,491 amount, $3,390,116 was used to purchase securities held to maturity. Of the $1,284,375 used for capital expenditures, $192,034 was used by the Imeson Center to purchase equipment and to renovate the Jacksonville property. The remaining $1,092,341 used in investing activities represents the purchase of the Company's 35,000 square foot office/warehouse building for $450,000, leasehold improvements at the new building, the purchase of additional inventory, the capitalization of costs for the improvement of the TM7000, and the purchase of other items that are used in the business.

     Net cash provided by financing activities in the July - March 1995 period was $311,897, as compared to net cash used by financing activities of $2,474,493 for the July - March 1994 period. This change is primarily due to the settlement and payment of all of the Company's outstanding debt, except for certain long-term lease obligations, and the financing of certain automobile and equipment loans and insurance finance agreements.

     The Company has incurred and expects to incur substantial legal expenses and settlement costs associated with the SEC investigation and other current litigation. The Company is unable to predict the total legal and settlement costs that will ultimately be incurred in these matters. The Company's other litigation matters involved ASX Investment, Kerry F. Marler (a former officer and director), and Harvey More (a consultant on the Sears settlement). The Company is attempting to recover from Mr. Marler the costs associated with the ASX lawsuit, but there is no assurance such costs can be recovered from him.

PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS - No material events have occurred in the Company's ongoing litigation matters. For the prior history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
Item 2. - CHANGES IN SECURITIES - None.
Item 3. - DEFAULTS UPON SENIOR SECURITIES - None.
Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
Item 5. - OTHER INFORMATION - None.
Item 6. - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    Reg. S-B                                        Exhibit
    Item No.   Description                          Page No.
    --------   ------------                         --------
    11(a)      Computation of Earnings per Share    attached
    27         Financial Data Schedule

(b) Reports on Form 8-K
    During its most recent quarter ended March 31, 1995, no current Reports on Form 8-K were filed by the Company.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Assix International, Inc.
                                        -------------------------------------
                                        Registrant

 Dated 16, 1995                         W. Carey Webb
                                        -------------------------------------
                                        W. Carey Webb
                                        Chief Executive Officer and President

 Dated 16, 1995                         Richard D. Russell
                                        -------------------------------------
                                        Richard D. Russell
                                        Controller/Chief Accounting Officer