Form 10KSB
period 1995-06-30
EXCAL ENTERPRISES INC
filed 1995-10-13
CIK 832813

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS
SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1995

Commission File No. 0-17068
EXCAL ENTERPRISES, INC.
(Name of small business issuer as specified in its charter)

     Delaware               59-2855398
(State or other jurisdiction of         (I.R.S. Employer
Identification No.)
incorporation or organization)

100 N.  Tampa Street Tampa, Florida 33602
(Address of principal executive offices, including zip code)

          (813) 224-0228
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of Each Class                          Name of each Exchange
on Which Traded
Common Stock                  N/A

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.
Yes__X__  No_____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no
disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated
by reference in Part III of this Form 10-KSB or any amendment of
this Form 10-KSB.   [   ]

Revenue for the fiscal year ended  June 30, 1995 was $2,238,986.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing bid price of such stock of $1.50 as of August 31, 1995 was $4,213,839.

The number of shares outstanding of the issuer's common capital stock, par value $.001 per share, as of September 30, 1995 was 4,666,866 shares.



ITEM 1. BUSINESS

     General

     Excal Enterprises, Inc., a Delaware corporation (the
"Company"), was formed in July 1986. In June 1995, the Company changed its name from Assix International, Inc. During the initial years of its operating history, the Company acquired, by way of a series of mergers and asset acquisitions, the assets of predecessor entities which were engaged in business operations substantially similar to those presently conducted by the Company's automotive division. On June 30, 1995, the
Company transferred all its automotive assets, contracts, and related liabilities to Assix Automotive, Inc., a newly formed, wholly-owned subsidiary. The Company's automotive division markets ride-related automotive services through retail tire dealer service outlets.

     The Company engages in two distinct business operations: (i)
its automotive services operations and (ii) its commercial
real estate lease operations.  The Companys commercial real estate lease operations are operated through Imeson Center,
Inc., a wholly-owned subsidiary. This subsidiary owns, leases, and manages certain real property located in Jacksonville,
Florida consisting of a two story building containing approximately
1,676,000 square feet of rentable office and warehouse
space. This property was acquired from Sears as part of the
settlement agreement regarding termination of the licensed dealer agreement between the Company and Sears in February 1994.
     The Company appointed Mr. W. Carey Webb  as its new President and Chief Executive Officer  in August 1994. Mr.
Webb is responsible for redirecting the Company's operations while developing a new senior management team. The
Company hired Mr. Scott Glasscock as General Manager of the
Companys automotive division in January 1995. The
Company hired Mr. Timothy R. Barnes as its Vice President and Chief
Financial Officer in August 1995. Mr. R. Park
Newton, III, the Company's former President and Chief Executive
Officer and now, Chairman of the Board (a board position
only), resigned from all officer positions of the Company and its subsidiaries in September 1995 and is no longer involved in
operational matters other than as a member of the board of
directors.   The Company plans to pursue various growth
strategies and new opportunities.

     Imeson Center Real Estate Operations

     The Company's real estate operations are limited to the management of the property owned by its wholly-owned subsidiary, Imeson Center, Inc. The officers and directors of Imeson Center, Inc. are comprised of certain of the Company's officers and directors. The building itself is broken into 15 separate warehouse bays each containing 99,446 square feet of rentable space. Seven bays are located on the first floor with eight bays on the second floor. An additional first floor bay is divided into two floors of office space, each containing approximately 92,000 square feet of rentable space and a lobby area.
As of June 30, 1995, 13 of the warehouse bays and one floor of the office space were leased (See Dependence on Major
Customers).

     The Property includes approximately 74 acres of real estate.
The Company is investigating its options regarding development or sale of some of the out parcels, subject to the presence of suitable purchasers or lessees and compliance with environmental and other applicable laws. Any such development or preparation for sale will require capital expenditures by the Company.

     Automotive Services Operations

     Automobile owners balance their automobile's tires to reduce vibration transmitted from the tires to the automobile frame. These vibrations, commonly referred to as "out of balance" or "smooth road shake", are caused by the stress of normal driving conditions and by replacement of the automobile's original tires with newly purchased tires that may not precisely match the wheel assembly. The conventional electronic wheel balancer reduces imbalance in the tire/wheel assembly by determining a particular location on the wheel rim to place lead weights to countereffect the imbalance in the wheel assembly and to allow the wheel to achieve uniform rotation.

     The Company markets its AccuBalance program, a 5 step wheel balance program that is the latest state-of-the-art technology in ride-related services, through licensed dealers. The
AccuBalance program is the only name-brand process which restores OEM specifications for a complete (static balance, dynamic balance, and flex correction) wheel balance to the tire/wheel assembly. This added value service provides the smoothest ride possible while improving tire life and overall vehicle handling and performance.

     Prior to 1991, the Company marketed a premium wheel balancing service under the Tire Matching brand name through
licensed dealers with its Tire Matcher System TM6000 ("TM6000").
The TM6000 measured and reduced the flex variation
of a tire/wheel assembly.  Following this procedure, the assembly was balanced on a conventional wheel balancer
manufactured by other industry suppliers.   The Company no longer
utilizes the TM6000 and transferred substantially all of
its TM6000 machines to Sears, a former licensed dealer in fiscal
1994.  The principal ride-related service the Company's
automotive division presently markets to the general public through its licensed dealers is the AccuBalance
("AccuBalance") complete wheel balancing program using its Corvi marketing program and Combi System TM7000 (the
"Combi-Matcher"). The Company provides its licensed dealers with equipment, necessary training, service and marketing
support in order that they may sell the Company's AccuBalance service to the general public in exchange for certain
payments to the Company for usage of its proprietary service.

     The Company's Combi-Matcher combines into one mechanism a
conventional electronic wheel balancer to reduce "out
of balance" in the wheel assembly and the Companys tire matching technology to reduce force variation by buffing the outer
shoulder of the tire.   The Combi-Matcher applies hydraulic
pressure to the rotating, inflated tire/wheel assembly to simulate actual driving conditions and automatically balances the tire/wheel assembly.  The tire buffing device detects any
unacceptable flex variation of the tire/wheel assembly side-wall under simulated driving conditions ("force variation
technology"), and buffs the tire in designated areas of the tread.
This process provides consistent tire/wheel assembly
shoulder strength ("uniform flex") throughout the circumference of the assembly and results in a more uniform tire tread
footprint on the road.

     The Company's use of force variation technology to reduce flex variation of the tire tread is a technique initially introduced into tire production facilities in the mid-1970's by the automotive industry. Given that tire manufacturing remains highly labor-intensive and is subject to manufacturing variances, tire manufacturers have developed a number of patented devices and techniques to reduce force variation and achieve high product quality. While these tire manufacturers' patented devices and techniques have proven effective and reliable in reducing "out of balance" conditions, the combination of operational complexity, high manufacturing cost, and the need for trained personnel have generally confined the use of this technology to the original equipment manufacturing facilities.
Although these devices reduce "out of balance" in the original tire equipment, they are of limited practical use in the automobile after-market where normal driving conditions have caused rim stress within the wheel rim. Management believes that the AccuBalance service is the only service currently available in the automotive after-market industry that uses force variation technology to reduce the effects of rim stress, and/or force variation.

     Management of the Company also believes that its AccuBalance service, which combines the functions of a conventional electronic wheel balancer with the Companys tire matching technology, is technologically superior to utilization of a conventional electronic wheel balancer alone. However, there can be no assurance that the AccuBalance technology is in fact technologically superior or that competing technology will not be developed that is superior, less labor-intensive or more cost-effective than the Companys AccuBalance technology.

     Management believes, although there can be no assurance, that normal growth of the tire dealers comprising the
Company's current licensed dealer network may increase the number of licensed dealer locations utilizing the Combi-
Matcher technology.  If the number of licensed dealers utilizing the Combi-Matcher technology increases or if expenses are
lowered, management believes the automotive operation will reduce
its operational loss.   Net profit from automotive
operations will be realized only if sufficient economies of scale are achieved through the expansion of the Company's
licensed dealer  network. This expansion will require additional investment in marketing and capital, the availability of which cannot be assured.

     Market For the Company's Products and Services

     The Company believes that a market exists for its AccuBalance services. The sale of tires and ride-related services is accomplished primarily through retail tire dealer service outlets.
The Company's management is of the opinion that the retail sale of automobile tires has become intensely competitive, resulting in a negative impact on the profit margins of retail tire dealers in general. Consequently, it is management's opinion that retail tire-dealers increasingly rely upon the sale of ride-related services to increase revenue and produce margins of profit not otherwise achievable from tire sales alone.

     Management believes that the AccuBalance service directly addresses the commercial realities of today's after-sale automotive services market. The Company's AccuBalance service program is made available to tire dealer retail service outlets which agree to serve as licensed dealers upon terms and conditions negotiated between the Company and the participating retail service outlets. The Company's marketing plan, an integral part of the AccuBalance service program, recommends pricing the AccuBalance service for approximately 50% more than the standard fee for conventional electronic wheel balancing. The Company believes that retail customer acceptance of and satisfaction with the AccuBalance service supports this recommended price structure. Accordingly, the Company believes that the AccuBalance service should be more profitable for its licensed dealers than a conventional electronic wheel balancing program.

     The Company believes the AccuBalance service is compatible with the existing business operations of its licensed dealers. At retail tire dealer outlets, ride-related services are already sold to the public. The licensed dealer merely provides an additional ride-related service that complements the existing product and service lines of the retail outlet. Under the Company's typical agreement with licensed dealers, the Company provides the licensed dealers with all necessary equipment, continuous maintenance service and promotional material. The licensed dealers then perform the AccuBalance service using the Company's equipment, in exchange for which the Company receives certain fees calculated, in part, by reference to the actual usage of the service.

     The Company previously established a nationwide network of licensed dealers that performed the Matching service
utilizing the TM6000.  However, the Company's licensed dealers utilizing the TM6000 have terminated their relationship
with the Company.   Although management of the Company intends to
continue to market the Company's AccuBalance
service utilizing the Combi-Matcher technology,  there can be no assurance that the Company will be successful in those
efforts or that, if successful, those efforts will result in significant or sustained revenue in the Company. Training and selling
costs associated with the AccuBalance service and competitive pricing within the geographic service area of each licensed
dealer, among other things, may have a negative impact upon the profitability of the AccuBalance service program.

     Dependence on Major Customers

     The Company's automotive operation has derived substantially all of its revenue from service agreements entered into with licensed dealers. In fiscal 1994, Sears, a former licensed dealer who utilized the TM6000 machines, terminated its relationship with the Company. Sears represented 76% of the Company's fiscal 1994 revenue. Big Ten Tires terminated its relationship with the Company effective June 30, 1995. Big Ten
Tires represented 25% and 7% of the Companys automotive services revenue in fiscal 1995 and fiscal 1994, respectively. As a result, the Company's automotive operations have been substantially reduced.

     As of July 1, 1995, the Company's automotive operations consisted of eleven different licensed dealer agreements representing 131 Combi-Matcher licensed dealer programs. Three of these agreements, with Michel Tire Company, 4 Day
Tire, and Tires by Wheel Works, Inc., accounted for 62% of the Companys automotive services revenue in fiscal 1995
(82% excluding revenue from Big Ten Tires). Management of the Company is attempting to increase the automotive operation's network of licensed dealers. This expansion effort is concentrated in the geographic areas within which the Company currently operates (California, Texas, Ohio, Indiana,
Kentucky, Tennessee, Florida and Georgia).

     The Company had leases with two tenants for its Imeson Center facility as of June 30, 1995. The first lease, with Laney
& Duke Terminal Warehouse Company, Inc. (Laney & Duke),  is for
1,293,000 square feet of warehouse space and expires on December 31, 1995. The Company is negotiating with the lessee to obtain a new lease beginning January 1, 1996. The second lease, with America Online (AOL), is for 92,000 square feet of office space beginning June 16, 1995 and terminating on June 15, 2002. The Company currently has 199,000 square feet of warehouse space and 92,000 square feet of office space that is not leased. Significant renovations will need to be made to the available space before it can be leased. In addition, the two-story construction of the warehouse facility is unique and may limit the number of businesses that would consider the property suitable for lease. No assurances can be made regarding the likelihood of locating tenants for the available space or obtaining a new lease with the existing tenant of the warehouse space. Management expects Imeson Center to account for the majority of the Companys revenue and profit in fiscal 1996.

     Competition

     All aspects of the tire and automotive service business are highly competitive. The business is subject to numerous competitive factors which include price, quality, reliability and market acceptance. The Company believes that its competitive position is enhanced by the unique features of the Combi-Matcher, the quality and performance of the AccuBalance service, and the Company's delivery, training and service capability. Although the Company believes that its AccuBalance service is unique to the marketplace, there can be no assurance that other companies with significantly greater financial, marketing, technological or other resources will not prove competitive. There can be no assurance that any of the Company's competitors will not implement aggressive pricing strategies or develop superior technology, either of which could adversely impact the Company's competitive position. In order to remain competitive in its market, the Company may be required to develop and manufacture new, more competitive products or services or to develop more competitive and cost effective training and service capabilities. These activities may require substantial capital expenditures, the funds for which may not be available, and even if such expenditures are made, they may not prove successful.

     With respect to the Company's real estate subsidiary, the commercial real estate market is subject to numerous competitive factors, including the location of the real property, the physical condition of the real property, the owner or lessor's willingness to make capital improvements, the duration and terms of any leasing arrangements, the availability of financing for capital improvements and purchase obligations, and fluctuations in real property values.




     Product Development and Enhancement

     The Company spent $169,327 in fiscal 1995 to improve the wheel balancing system incorporated in its Combi-Matcher licensed dealer program. The wheel balancing system currently used by the Company is manufactured by Beissbarth, an unrelated entity. The Company is dependent on Beissbarth for access to repair parts for the balance portion of the licensed dealer programs. If the Company is unable to obtain the parts required to maintain its equipment, there would be a significant negative impact on the Companys operations. The Company intends to use the improved balancer in the manufacture of new
Combi-Matcher licensed dealer programs.

     Patents, Licenses, Trademarks

     The technological processes used in the Combi-Matcher are, in the belief of management, adequately covered by three
United States patents that have been licensed to the Company. Two of the patents expire in 1996 and the other patent expires in 1997. The Company believes that these patents give its product and services a competitive advantage over available conventional electronic wheel balancing products and services.

     The Company is not aware of any pending or threatened actions by third-party entities alleging that the Combi-Matcher infringes any patents, nor does it believe that any of its business activities constitute an actual or threatened infringement on any applicable patents. Moreover, management of the Company is not aware of any pending or anticipated patent applications covering technological processes similar in nature to the processes covered by the Company's patents. However, if third parties obtain patent protection of processes similar in nature or competitive to that of the Combi-Matcher process, or upon the expiration in 1996 and 1997 of the Company's remaining patents covering those technologies, either such event may have a materially adverse impact upon the financial condition of the Company.

     The Company previously acquired certain proprietary rights to the Combi-Matcher pursuant to an agreement that obligates the Company to pay Lourens de Groot a royalty fee equal to $80 per Combi-Matcher produced by the Company.

     The Company entered into a lease and license agreement with Ride Control Systems, Inc., a South Carolina company wholly-owned by R. Park Newton, III and his wife. In June 1994, the Company entered into a settlement agreement with Ride Control Systems, Inc. and R. Park Newton regarding the lease and license agreement. See "Item 12. Certain
Relationships and Related Transactions."

     United States patent applications for aspects of the Combi-Matcher not covered by the above-referenced patents and certain international patent applications have been filed by the Company or have been transferred to the Company by the prior claimants to the patent protection for such technology. Such patent applications remain pending at this time. The
Company is not actively pursuing the issuance of the applied-for patents and the Company therefore does not expect the applied-for patent protection to be granted in the foreseeable future. There can be no assurance that patents will be issued or, if issued, that the extent of their coverage will provide adequate protection for the Company's technological processes.

     The registered trademark "AccuBalance" is owned by the Company. Other trademarks registered in the name of the Company include "Assix", "For That New Car Ride", "Quality
Assurance", "The Final Mile", "Assuring Your Total Ride
Value" and "Rim Stress." In addition to the marks associated with certain of the referenced trademarks, the stylized smiling vehicle mark is a service mark registered in the Company's name.

     Employees

     On September 30, 1995, the Company employed 23 full time employees. Of that number, 5 were employed in the corporate offices, 13 were employed in the automotive subsidiary and 5 were employed by the real estate subsidiary. By contrast, on October 1, 1993, the Company had 42 full-time employees and 2 part-time employees. The reduction was primarily attributable to the loss of Sears as a licensed dealer and a restructuring plan implemented in the fall of 1993. The
Company reduced its work force through a combination of voluntary attrition and termination of certain employees.
     The Company's employees' are not covered by collective bargaining agreements. The Company believes the relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

     The Company's real property consists of approximately
1,676,000 square feet of warehouse/office space in a single two story structure (of which 1,492,000 square feet is warehouse space and 184,000 square feet is office space) located on 74 acres at One Imeson Park Boulevard in Jacksonville, Florida. This property is primarily built of concrete and steel with a flat roof. There are no liens or encumbrances on the property. The
Company intends to lease the warehouse/office space in this property in order to generate recurring revenue sufficient to cover all operating costs.

     On July 8, 1994, the Company purchased a 35,000 square foot facility at 808 N. Rome Avenue in Tampa, Florida which contains management offices and serves as its automotive services manufacturing facility. The Company owns this property free and clear of any liens or encumbrances.

     The Company entered into a lease for approximately 3,500
square feet of office space for its executive offices at 100
North Tampa Street, Suite 3575, Tampa, Florida 33602. The lease on this downtown Tampa office space commenced
October 15, 1994 and terminates on October 15, 2000.

     The Company believes that its present facilities are adequate for its expected operations.

ITEM 3. LEGAL PROCEEDINGS

     Other than the litigation described in Note 15 of the accompanying financial statements, which is incorporated herein by reference, the Company is aware of no other material legal proceedings, pending or threatened, to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5% of the Companys common stock is a party adverse to the Company or has a material interest adverse to the Company or to which the Company is a party or its property subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on
May 31, 1995 in Jacksonville, Florida to elect three
nominees as members of the Board of Directors, to ratify the selection by the Company's Board of Directors of Pender,
Newkirk & Company as independent certified public accountants for the Company's fiscal year ended June 30, 1995, to
approve the transfer of all of the Companys automotive assets to
Assix Automotive, Inc., a newly formed wholly-owned
subsidiary of the Company, and to amend the Companys Certificate of
Incorporation to change the name of the Company to
Excal Enterprises, Inc.  All matters put before the shareholders passed with voting as follows:
     Description
For                 Against             Abstained
     Director nominees:
          R. Park Newton, III                          3,940,870
          214,350                  -
          Aris Newton
3,952,942           202,278                  -
          John L. Caskey                               3,954,574
          200,646                  -
     Notification of accountants                       4,113,406
            13,670             28,144
     Transfer of automotive assets                     2,448,620
            61,038             85,484
     Corporate name change                             3,909,710
            67,958             28,084

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     From October 1988 to October 1, 1993, shares of the Company's common stock were listed for trading on the National
Association of Security Dealers, Inc. Automated Quotation System
(NASDAQ). Effective October 1, 1993, the Company was delisted from NASDAQ for failing to have complete Annual
Reports on Form 10-K filed for the years ended June 30, 1991 and June 30, 1992. From August 1988 until September 1994, the
Company was also listed on the Boston Stock
Exchange. The Company was delisted from the Boston Stock Exchange effective September 2, 1994 for failing to have complete audited financial statements for the period ended June 30, 1993. These delistings were a result of Ernst & Young disassociating its unqualified audit opinion from the Company's financial statements for those periods. The principal market for the Company's common stock is the over-the-counter market.

     The following table sets forth the range of high and low closing bid prices in dollars per share of common stock for each full quarterly period within the two most recent fiscal years.
Prices represent inter-dealer quotations, without adjustment for retail markup, markdown or commissions, and may not represent actual transactions.
Fiscal Year Ended June 30, 1995
High

Low
  Quarter ended September 30, 1994
$    1.46

 $  .63

  Quarter ended December 31, 1994
1.25

 .25

  Quarter ended March 31, 1995
1.00

 .25

  Quarter ended June 30, 1995
1.44

 .63






Fiscal Year Ended June 30, 1994




  Quarter ended September 30, 1993
 $   .22

$.05

  Quarter ended December 31, 1993
 .17

 .05

  Quarter ended March 31, 1994
1.19

 .06

  Quarter ended June 30, 1994
1.19

 .25

     As of October 6, 1995, there were approximately 244 shareholders of record. In addition, as of the same date, there were
74 individual participants in security position listings furnished by Cede & Co., New York, New York, registered clearing agency and holder of approximately 50% of the Companys outstanding common stock.

     No cash dividends or other distributions have been paid by the Company since its inception with respect to shares of the Company's common stock. It is the present policy, and the expected future policy, of the Company not to pay cash dividends and to retain future earnings to support the Company's growth.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Results of Operations

     The Companys operational revenue and costs fall into three categories. Licensed dealer program revenue and costs relate to the Companys automotive services operations. Commercial real estate rental revenue and costs relate to the lease and management of the property located in Jacksonville, Florida
(Imeson Center) that was received in the settlement of the licensed dealer agreement termination with Sears. General and administrative costs represent the costs of the corporate office, which provides operational and financial management support to the automotive and real estate operations and is investigating new business opportunities for the Company.

Licensed Dealer Program

     Historically, the Company has derived substantially all of its revenue from its automotive services operations. More particularly, the Company's revenue is derived from agreements entered into with licensed dealers that market and sell the Company's ride-related services. Sears, which represented 75% of the licensed dealer program revenue for Fiscal 1994 terminated its relationship with the Company on February 24, 1994.
The Company entered into a settlement agreement with Sears under which Sears and the Company mutually released each other from any and all claims arising from the terminated business relationship. As part of the settlement agreement, Sears paid the Company $16,168,000 in cash and transferred to the Company's newly-formed subsidiary approximately 74 acres of Duval County, Florida improved real property and personal property with an estimated fair market value (based on MAI appraisal) of $6,000,000. The Company transferred certain patents, trademarks, and 1,226 Tire Matching licensed dealer programs to Sears as part of the settlement agreement.

     The typical licensed dealer agreement requires a flat monthly fee for rental of equipment plus a fee per usage. While revenue declined by $2,816,413 in the year ended June 30, 1995
(Fiscal 1995) as compared to the year ended June 30, 1994
(Fiscal 1994), revenue from licensed dealers other than Sears increased by 17%. As of June 30, 1995, Big Ten Tires terminated its licensed dealer agreement. Big Ten Tires accounted for 25% of the Companys revenue in Fiscal 1995 and, excluding Sears, 28% in Fiscal 1994. Therefore, unless the Company can sign additional licensed dealers or install more licensed dealer programs at new facilities of the current licensed dealers, revenue for Fiscal 1996 will be significantly below revenue for Fiscal 1995. As of June 30, 1995, the Company had licensed dealer agreements with eleven different licensed dealers utilizing 131 Combi-Matchers. Three of these licensed dealers accounted for 62% of Fiscal 1995 revenue, 82% excluding Big Ten Tires. In the first three months of Fiscal 1996, the Company installed eleven new licensed dealer programs, three of which were installed on a trial basis. During that same time, the Company removed four licensed dealer programs from operation.

     Licensed dealer program costs in Fiscal 1995 were 62% less than licensed dealer program costs for Fiscal 1994. The cost reductions related to reductions in personnel and associated expenses as a result of the loss of Sears as a licensed dealer in Fiscal 1994. In addition, the Company incurred over $600,000 in technology lease expense in Fiscal 1994 as a result of its termination of a lease and license agreement with Ride Control
Systems, Inc., a company wholly-owned by R. Park Newton,
III and his wife (See Item 12. Certain Relationships and Related
Transactions).

     Licensed dealer program revenue for Fiscal 1994 was $2,543,378 less than licensed dealer program revenue for the 12 months ended June 30, 1993 (Fiscal 1993). This decline in revenue was also the result of Sears terminating its relationship with the Company in Fiscal 1994. As of June 30, 1994, the Company had a 166 licensed dealer programs in operation compared to 1,351 licensed dealer programs, 1,226 of which were Tire-Matchers, at June 30, 1993.

Commercial Real Estate Rental

     As of June 30, 1995, the Company had two tenants at Imeson
Center. The lease with Laney & Duke began December 1,
1995. Laney & Duke currently occupies 1,293,000 square feet of warehouse space, leaving approximately 199,000 square feet of warehouse space unoccupied. This lease terminates December
31, 1995 and the Company is currently negotiating with Laney & Duke to obtain a new lease beginning January 1, 1996.
Laney & Duke accounted for substantially all of the rental revenue during Fiscal 1995. The second lease is with AOL for 92,000 square feet of office space beginning June 16, 1995 and terminating on June 15, 2002.

     The Companys lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the company for common area maintenance costs, insurance and property taxes (CAM Charges), and a requirement that the tenant pay for its own utilities. Future base minimum rentals under non-cancelable leases as of June 30, 1995 is $1,452,973 for Fiscal 1996 and in excess of $750,000 per year for each of the six fiscal years thereafter. In Fiscal
1995, rental revenue from commercial real estate leases was $1,119,566, including $228,989 of contingent rentals.

     The commercial real estate operating cost significantly increased in 1995 as a result of the property being acquired during the last half of Fiscal 1994. Additionally, the Company incurred costs related to maintenance and upkeep of the property. During fiscal 1995, the Company expended in excess of $569,000 to make the warehouse space rentable. These costs were offset, in part, by the salvage value received from the disposal of the property removed. The net costs have been capitalized and are being amortized over a ten-year period. As of June 30, 1995, the Company still needed to prepare the remaining 199,000 square feet of warehouse space for rent. The
Company is in the process of preparing the space and anticipates that it will cost less than $100,000 to ready the space for rent. During Fiscal 1995, the Company placed
$1,004,000 in escrow to be used by AOL for renovation. Subsequent to June 30, 1995, the Company agreed to expend approximately $35,000 in additional funds for renovations to the office space. These costs have been capitalized and will be amortized over the seven-year life of the lease. The Company expects its commercial real estate operating costs to increase in Fiscal 1996 as a result of operating the entire building for the entire year. As part of the settlement agreement, Sears is responsible for paying the property taxes on Imeson Center through February of 1996. Therefore, the Company will begin to incur significant additional costs for property taxes at that time.
The proposed property taxes for 1995 were $252,226. The vast majority of these costs should be offset by contingent rentals for CAM Charges.

     Depreciation and amortization related to the commercial real estate operations was $176,891 in Fiscal 1995 compared to $27,753 in Fiscal 1994. The operating profit from the commercial real estate rental operation was $235,317 in Fiscal 1995 as compared to an operating loss of $294,784 in Fiscal 1994. There were no commercial real estate operations prior to Fiscal
1994.

General and Administrative Costs

     Corporate operating costs declined by 8% in Fiscal 1995 as compared to Fiscal 1994. Gross salaries and consulting fees accounted for $737,000 in Fiscal 1995 and $842,000 in Fiscal 1994.
During Fiscal 1994 and Fiscal 1995 several people were directly employed or employed as consultants that are no longer with the Company. The base salary and guaranteed bonuses of the Companys current corporate staff is less than $525,000 annually. Operational accounting and legal fees were $265,868 in Fiscal 1995 and $149,443 in Fiscal 1994. The reason for the increase in Fiscal 1995 was primarily related to accounting fees. Accounting fees incurred during Fiscal 1995 included the cost of auditing the June 30, 1993 and June 30, 1994 balance sheets as a result of the withdrawal by Ernst & Young of its audit opinion on the Companys prior financial statements. Accounting fees are anticipated to be significantly reduced in Fiscal 1996. During Fiscal 1995, the Company was assessed $223,000 in penalties for late payment of income tax. The
Company is attempting to have all or part of the penalty abated. Based on managements expected savings in personnel costs, professional services and penalties, corporate general and administrative costs are expected to decline in Fiscal 1996.

Consolidated Operating Results

     Net revenue of the Company declined 43% in Fiscal 1995, as compared to Fiscal 1994, from $3,935,833 to $2,238,986.
The decline in revenue from licensed dealer programs was significantly greater, but was offset by revenue from commercial real estate operations that did not exist prior to Fiscal 1995.
Total operating costs declined from $6,439,545 to $4,108,972, resulting in a reduction of the net operating loss from $2,503,712 to $1,869,986 in Fiscal 1995 as compared to Fiscal 1994, respectively.

     Fiscal 1994 operating costs were $1,855,010 less than Fiscal
1993. Most of this reduction was achieved by reduction in depreciation and amortization expense of $1,136,557 in Fiscal 1994 as compared to Fiscal 1993. Decreases in licensed dealer program costs and general and administrative costs of $985,484, were offset by the commercial real estate operating expenses in fiscal 1994 of $267,031. These cost reductions were achieved despite the Company recording expenses of approximately
$631,000 in Fiscal 1994 ($110,000 in travel expenses and $521,000 in technology expense) related to the settlement with Ride Control (See Item 12. Certain Relationships and Related
Transactions.) Because operating costs did not decline by as much as revenue in Fiscal 1994 as compared to Fiscal 1993, the operating loss of the Company increased from $1,815,347 in Fiscal 1993 to $2,503,712 in Fiscal 1994.

     As a result of the Settlement Agreement with Sears, the Company recognized a one-time gain of $14,063,588 on the transfer of the Tire Matcher licensed dealer programs and certain intellectual property rights relating to Sears' future use of the Tire Matching process in Fiscal 1994.

     Professional fees related to litigation were $678,557 in Fiscal 1995 compared to $1,425,516 in Fiscal 1994. This represents a significant reduction in costs. As of the end of fiscal 1995, the Company consolidated most of its litigation efforts with one law firm. Management believes this will help reduce litigation costs until such time as all litigation matters can be resolved. See Note 15 in the accompanying financial statements for a complete discussion of all outstanding material litigation.

     Interest and dividend income increased significantly in fiscal
1995 as compared to fiscal 1994. This is a result of earnings on the proceeds from the Sears settlement. Shortly after the proceeds from the Sears settlement were received, they were invested through a brokerage account in various stocks. During
Fiscal 1994, the Company had realized gains from the sale of stocks of $119,256. The Company also incurred unrealized losses in the market value of $377,927. In the first quarter of 1995, the value of the marketable securities had increased to approximately their initial cost basis. At that time, all marketable securities were sold. The Companys current policy is to only invest in short-term debt securities issued by the United States Government or its agencies to avoid the risk of principal loss.

     Interest expense for Fiscal 1995 was significantly reduced compared to interest expense in Fiscal 1994. Fiscal 1994 interest expense was significantly less than interest expense in Fiscal 1993. This reduction in interest expense is a result of the elimination of outstanding indebtedness related to licensed dealer programs in Fiscal 1994. (See the discussion regarding the extraordinary item below.)

     The loss on asset write down in Fiscal 1995 consisted of the write off of $169,327 of costs incurred related to the development of the improved balancer technology, the write down of $189,387 for licensed dealer programs brought back into work-in-process as a result of the termination of the Big Ten
Tires licensed dealer agreement, and the write off of $89,803 in miscellaneous intangible assets. The loss on asset write down in Fiscal 1994 resulted from the write down of office furniture and equipment, the write off of the Companys non-compete agreement with Mr. Marler, and the change in the capitalization value of the Company's Combi-Matcher licensed dealer programs. The loss on asset write down of $71,968 for Fiscal 1994 was substantially less than the Fiscal 1993 loss of $1,615,518 which resulted from the devaluation of the Company's Tire Matchers (which have since been transferred to Sears) and from the cancellation of Tire-Matcher licensed dealer programs.

     During Fiscal 1994, the Company negotiated, with its two main lenders, Mass Mutual Life Insurance Company
("Mass Mutual") and PNC Bank of Kentucky, Inc. ("PNC"), regarding the satisfaction of its debt obligations to those institutional lenders. The negotiated debt settlements allowed the Company to extinguish $12,905,600 (Mass Mutual
$5,000,000 and PNC $7,905,600) of principal indebtedness and $2,718,428 (Mass Mutual $1,562,500 and PNC $1,155,928)
of accrued interest in exchange for final payments totaling
$1,800,000. These settlements resulted in the Company's recognition of a $8,485,028 extra-ordinary gain, net of taxes.
These settlements left the Company essentially free of any long-term debt obligations. Furthermore, the settlement with Mass
Mutual resulted in a deferral of $2,438,000 in income taxes resulting from the discharge of indebtedness.

     Liquidity and Capital Resources

     The cash provided by operating activities was $4,061,433 in Fiscal 1995 compared to cash used by operating activities of $9,680,156 in Fiscal 1994. While this increase of over $13 million in cash provided by operating activities in Fiscal 1995 versus Fiscal 1994 is significant, it could be misleading. After the Company finalized its settlement with Sears, it invested a significant portion of the proceeds in stocks of publicly traded companies. These transactions are treated as operating activities, as opposed to the Companys current policy of investment in debt securities backed by the United States
Government, which are treated as investing activities. For purposes of this discussion, working capital from operations is defined as cash provided by operating activities excluding the purchase and proceeds from sale of trading securities and changes in operating assets and liabilities. In Fiscal 1995, the Companys operations used $1,177,310 in working capital compared to $5,001,780 in Fiscal 1994. This represents a reduction of cash operating costs $3.8 million greater than the reduction in revenue. During Fiscal 1994, cash used by operating activities was reduced by increasing current liabilities more than $2.3 million. Fiscal 1995 cash provided by operating activities was reduced as a result of an increase in current assets of
$444,231 and a decrease in current liabilities of $396,803. During
Fiscal 1995, the Company also expended $724,465 on operating costs that have been capitalized related to preparing the Imeson Center facility for rent, broker commissions on the leases that were obtained for Imeson Center, and development of the Companys proprietary balancer system. These costs, exclusive of the $169,327 written off at the end of the year related to the proprietary balancer, will be amortized over the period of the expected benefit.

     Investing activities in Fiscal 1995 include transactions from the Companys change in philosophy from investing excess cash in common stock to investment in debt securities backed by the United States Government. Purchases and maturity of held-to-maturity securities represent the investment in US backed debt securities. Property and equipment additions in Fiscal
1995 were significantly greater than Fiscal 1994. Improvements to Imeson Center facility on behalf of tenants and acquisition of other miscellaneous assets accounted for $1,307,885 of the asset acquisitions. The purchase and renovation of the Companys new automotive manufacturing facility in July of 1995 accounted for $518,571 of the acquisitions, with $144,988 representing miscellaneous furnishings, equipment, and vehicles acquired by the automotive and corporate divisions. The balance of the acquisitions in Fiscal 1995 and the majority of the acquisitions in Fiscal 1994, relate to licensed dealer programs in service and licensed dealer programs in process.


     Cash of $201,337, was provided by financing activities in Fiscal 1995 compared to use of the $2.6 million by financing activities in Fiscal 1994. Principal repayments of long-term debt and capital leases in Fiscal 1994 primarily related to the Companys settlement of outstanding principal and interest in excess of $15.5 million. This resulted in an extraordinary gain of $13,824,028, less taxes of $5,339,000 (See Note 12 of the accompanying financial statements).

     The Company did not have any material commitments for capital expenditures as of June 30, 1995 other than for ordinary expenses incurred during the usual course of business.
The Company is looking for additional tenants for Imeson
Center. It is possible that any new tenant will require the Company to incur costs related to renovation of the property to meet the tenants needs. Additionally, the Company is investigating opportunities to develop or sell some of the out parcels of the Imeson Center. The Companys automotive division is actively seeking new licensed dealers for its AccuBalance service using the Combi-Matcher technology. If successful, the Company would be required to provide the licensed dealer programs. As of June 30, 1995, the Company had 49 licensed dealer programs available for installation. Although the Company has not identified any specific acquisition opportunities, management anticipates spending resources to locate potential opportunities to expand the Companys business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation (See Note 15 of the accompanying financial statements). Any of the above mentioned items could require significant capital resources in excess of the Companys liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial Statements of the Company as of June 30, 1995 and the Report of the Independent Certified Public
Accountants thereon are included in Appendix F to this Form 10-KSB.
ITEM 8. CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL
DISCLOSURE

     None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

          Officers and Directors

          All directors hold office until the next annual meeting of the stockholders or until their respective successors have been duly elected and qualified. The officers of the Company serve at the pleasure of the Board of Directors. The Board of Directors has standing audit and compensation committees but no standing nominating committee.

     The Board of Directors established a Special Compensation
Committee, comprised solely of John L. Caskey. This
Special Compensation Committee was charged with reviewing and approving or disapproving, on behalf of the full Board, the recommendations of independent third-party compensation consultants engaged by the Company to review the propriety of remunerative payments made to certain officers, directors and independent consultants in connection with the Company's settlement with Sears and its institutional lenders. The Board of Directors believed that John L. Caskey was sufficiently independent to review such recommendations in a disinterested manner even though Mr. Caskey has various business relationships with certain of the officers and directors whose compensation was subject to his review.

     R. Park Newton and Aris Newton are brothers. R. Park Newton and his wife, Francine, have advanced in excess of $250,000 to All American Security, Inc., a company wholly-owned by John L. Caskey, a member of the Company's Audit and Compensation Committees and the sole member of the Special
Compensation Committee formed to review bonuses paid to Mr. Newton as well as certain other officers and consultants of the Company. As noted in Item 12. Certain Relationships and Related Transactions, the compensation consultants were of the opinion that the level of compensation paid to Mr.
Newton and certain Company consultants was fair and reasonable and Mr. Caskey approved such bonuses.

     Biographical information with respect to each of the Company's executive officers and directors are set forth below.

     R. Park Newton, III.,  Chairman of the Board of Directors (age
52): Mr. Newton has been a Director of the Company since July 1986 and serves as a member of the Board's Compensation
Committee.  Mr. Newton served as President and
Chief Executive Officer of the Company since its inception until August 15, 1994, when he resigned those positions and became Chairman of the Company's Board of Directors. Mr. Newton served as the Companys Secretary and Treasurer after the resignation of Douglas S. Gardner, the Companys previous
Secretary and Treasurer until September of 1995 when Mr.
Newton resigned from all officer positions of the Company and its subsidiaries. Mr. Newton has been engaged in the automotive equipment manufacturing and distributing business for over 15 years. Mr. Newton served as President of Autodynamics, Inc. since its inception in 1972. Autodynamics, Inc., an entity wholly-owned by Mr. Newton's father, has been engaged in the business of developing and marketing the technology comprising the Tire Matcher. Ride Control
Systems, Inc. has also been engaged in the business of developing and marketing the technology comprising the Tire
Matcher. Mr. Newton has been engaged in various private business ventures during the past five years which have included, among other things, investments in real estate. In connection with certain unrelated business ventures Mr. Newton has been, and currently is, involved in contract and business litigation. Mr.
Newton attended Clemson University. Mr. Newton is the brother of Aris Newton, also a director of the Company.

     W. Carey Webb , President and Chief Executive Officer (age
51): Mr. Webb was appointed President and Chief
Executive Officer of the Company on August 15, 1994.  Under an
Agreement for Consulting Services, dated December 16,
1992, Mr. Webb acted as an independent economic consultant to the Company with respect to matters associated with the Confidential Settlement Agreement entered into with Sears. Prior to August 1994, Mr. Webb served as General Manager to
TAW, Inc., a supplier of electrical components. Mr. Webb has also served as an independent economic and management consultant to various enterprises from 1991 to 1993 and prior, thereto, served as Executive Vice-President of Precision
Enterprises, Inc., a entity that owns various automobile dealerships. Precision Enterprises Tampa, Inc., a subsidiary of Precision Enterprises, Inc., filed for Chapter 11 bankruptcy protection during Mr. Webb's employment at its parent corporation in January 1991. Previously, Mr. Webb spent approximately 17 years at Linder Industrial Machinery, Inc. in various management capacities. Mr. Webb received a bachelors degree from Georgia Institute of Technology and a Masters of Business Administration from Emory University.

     W. Aris Newton, Director and President of Imeson Center, Inc.
(age 41): Mr. Newton has been a Director of the
Company since January 1992 and has served as an employee in
manufacturing and sales related capacities since 1988.  Mr.
Newton is a member of the Board's audit committee.  Mr. Newton previously owned and operated Shoate Newton Fertilizer
Company  from 1984 to 1988.   Mr. Newton attended Clemson
University.

John L. Caskey, Director (age 50): Mr. Caskey has been a Director of the Company since March 1993. Mr. Caskey is a member of the Board's audit and compensation committees and is the sole member of the special committee formed to review bonuses to be paid to certain officers and former directors of the Company. Mr. Caskey has served as President and CEO of Casco, Inc. since June 1985. Casco Inc. is an investment company that handles investments in mortgages, real estate, joint ventures and emerging companies. Since July 1991, Mr. Caskey has also served as President of All American Security
Inc., which provides home security for fire, health, and theft through the use of monitoring and detection devices. Mr.
Caskey received a BA from the University of South Florida in 1972.

     Timothy R. Barnes, Vice President, Secretary, Treasurer and
Chief Financial Officer (age 38): Mr. Barnes joined the
Company on August 7, 1995 as Vice President and Chief Financial
Officer. He was appointed Secretary/Treasurer on September 27, 1995. Prior to joining the Company, Mr. Barnes served as Senior Vice President, Secretary, Treasurer and
Chief Financial Officer of Medcross, Inc., a publicly-held company providing outpatient health care services. He is a certified public accountant and hold a Bachelor of Arts degree in Business
Administration (Accounting) from the University of South
Florida.

     Scott A. Glasscock, General Manager of Automotive Division
(age 36): Mr. Glasscock was hired as General Manager of the Companys automotive division in January 1995. Since 1984, Mr.
Glasscock served in various positions for Goulds
Pumps, Inc., where he was responsible for all aspects of customer service, field service, and territory growth, among other things. Mr. Glasscock has a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology.

     B. Compliance of Officers and Directors with Section 16 of the Exchange Act

     Under Section 16 of the Securities Exchange Act of 1934, a person who is an officer, director or beneficial owner of more than ten percent of the Company's common stock is required to file certain notification forms with the Securities and Exchange Commission, in addition to providing copies of such notification forms to the Company. Based upon a review of the notices on Forms 3, 4, and 5 submitted to the Company during its most recent fiscal year, the Company has ascertained that certain of its current officers and directors were delinquent in their Section 16 filings. W. Carey Webb timely filed a Form 3 upon his appointment as President and Chief Executive
Officer of the Company. However, it was subsequently determined that there was an error in the original filing. An amended Form 3 was filed after the due date for the original
Form 3.

ITEM 10. EXECUTIVE COMPENSATION

     The following discussion describes the components of total compensation, including cash and non-cash compensation awarded to, earned by or paid to W. Carey Webb , the Companys
President and Chief Executive Officer and R. Park
Newton, III, a director and Chairman of the Board, and former
President and Chief Executive Officer. No other executives of the Company earned, were awarded or were paid cash or non-cash compensation in excess of $100,000 during the Company's fiscal year ended June 30, 1995. Accordingly, elements of those executives compensation are not reported herein.

Summary Compensation Table

     The following table sets forth all cash and non-cash compensation earned by the named executives during the three fiscal years ending June 30, 1995.





Long Term Compensation




Annual Compensation




Awards

Payouts

(a)
(b)
(c)
(d)
(e)
(f)
(g)
(h)
(i)


Name and
Principal Position


Year


Salary<F1>


Bonus<F1>

Other Annual
Compensation<F2>
Restricted
Stock
Award(s)

Options
SARs

LTIP
Payouts

All Other
Compensation










W.  Carey Webb
1995
172,500
169,635
17,075
0
250,000
0
0

President and Chief
1994
0
0
0
0
0
0
275,000<F4>

Executive Officer<F3>
1993
0
0
0
0
0
0
58,900<F4>











R. Park Newton
1995
180,000
0
18,376
0
0
0


Chairman of the
1994
122,675
857,325
14,255
0
200,000
0
1,172<F5>

Board
1993
94,000
0
14,378
0
0
0
894<F5>

<F1>      Amounts shown include cash and non-cash compensation
earned and received by executive officers as well as amounts earned but deferred at the election of those officers.
<F2> Amounts shown include the cost of (i) Company provided
automobiles and (ii) Company paid social and business club dues.

<F3> Mr. Webb was appointed President and Chief Executive Officer effective August 15, 1994.

<F4> Represents compensation paid pursuant to a consulting
agreement with Mr. Webb prior to his appointment as President and Chief Executive Officer (see Item 12. Certain Relationships and
Related Transactions).

<F5> Represents amounts paid by the Company for split-dollar insurance premiums.

Option/SAR Grants Table

     The following table sets forth certain information with respect to the options granted during the last fiscal year to the named executive.

           Individual Grants






Name


Options/SARs
Granted (#)
Percent of Total
Options/SARs Granted
to Employees in Fiscal
Year

Exercise or
Base Price
($/Sh)


Expiration
Date





W. Carey Webb
250,000<F1>
83.3%
$1.13
8/15/2004







R. Park Newton, III
0<F2>
0
N/A
N/A

<F1> Options to acquire 100,000 shares vested immediately, whereas the remaining options vested 50,000 share increments when the average bid and asked prices for the Companys common stock over a thirty period read, respectively, $2.00, $4.00 and $6.00 per shares.

<F2> Options were awarded by the Special Compensation Committee, but have not been issued since the full Board of Directors must first amend the Rights Agreement governing the Company's Series A Participating Preferred Stock Purchase Rights plan in order to specifically allow the grant of the referenced options to Mr. Newton. It is expected that these options will be exercisable for a term of ten years at an exercise price of $1.00 per share.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR
Values Table

     The following table sets forth certain information with respect to options exercised during fiscal 1995 by the named executives and with respect to unexercised options held by each such person at the end of fiscal 1995.



Shares Acquired


Value

Number of Unexercised
Options/SARs at FY-End (#)

Value of Unexercised In-the-
Money Options/SARs
at FY-End ($)<F1>

Name
on Exercise (#)
Realized ($)
Exercisable
Unexercisable
Exercisable
Unexercisable








W. Carey Webb
None
N/A
100,000
150,000
12,000
18,000









R. Park Newton, III
None
N/A
300,000
0<F2>
50000
0<F2>

<F1> Based on closing bid prices of the Companys common stock of
$1.25 at June 30, 1995.

<F2> Mr. Newton has also been awarded, by the Company's Special
Compensation Committee, options to acquire 300,000 shares at an exercise price of $1.00 per share for a period of ten years from the date of grant. However, such options have not been granted as of the date of this report due to the requirement that the Company's full Board of Directors take certain actions prior to granting such options.

Long-Term Incentive Plan (LTIP) Awards Table

No awards were made under any long-term incentive plans during fiscal 1995.

Compensation of Directors

     In April 1993, the Board of Directors adopted a policy whereby directors of the Company receive a $500 monthly allowance for attendance at Board of Director and Committee meetings, including meetings of its audit and compensation committees. Each director was paid $6,000 and $5,500 for services rendered as a director during the years ended June 30, 1995 and 1994, respectively. While directors are entitled to reimbursement for reasonable travel expenses incurred in attending such meetings, no reimbursements were requested for meetings held during the fiscal years ended June 30, 1995 or 1994.

Employment Contracts and Termination of Employment and
Change-in-control Arrangements

     On March 8, 1994, R. Park Newton, III, the Company's former
President and Chief Executive Officer and currently
Chairman of the Board (a director position only) and a director, entered into an employment agreement with the Company having a term of five years and providing for base compensation of $180,000 per year, an automobile allowance of $750 per month, comprehensive medical coverage and other fringe benefits.
Effective September 27, 1995, Mr. Newtons employment duties consist solely of rendering consulting services to the Company, and Mr. Newton is no longer involved in operational matters other than as a member of the Companys Board of Directors and its Chairman. In the event R. Park
Newton's employment is terminated for cause, R. Park Newton will be entitled to his accrued base salary and reimbursement for any expenses through the date of termination. In the event R.
Park Newton is terminated without cause, R. Park Newton will be entitled to his base salary accrued through the date of termination and reimbursement for expenses accrued through the date of termination, as well as all amounts of base salary and fringe benefits which would have been payable during the remainder of the five year term of his Employment Agreement.
Pursuant to his March 8, 1994 Employment Agreement, in
April 1994 the Company awarded R. Park Newton options to purchase
200,000 shares during an exercise period of ten years for $1.00 per share. Further, the Employment Agreement contains a non-compete provision under which R. Park Newton may not compete with the Company during the term of the agreement and, in the case of his termination for cause, for a period of six months thereafter. R. Park Newton also agrees during those same periods not to interfere with or seek to employ any of the Company's employees.

     R. Park Newton's employment agreement also contained
provisions granting R. Park Newton additional options and
certain bonus compensation, based in part upon the settlement of the Company's relationship with Sears and the reduction of
the Company's institutional debt obligations.   However, the
Company's Board of Directors by written consent executed
March 11, 1994 (and R. Park Newton by his execution of the written consent) voided these elements of R. Park Newton's
employment contract.   The Company retained Alexander & Alexander,
independent third party compensation consultants to
recommend to the Board of Directors the appropriate amount and nature of bonuses to be paid to R. Park Newton.  Alexander
& Alexander recommended that R. Park Newton receive a cash bonus of
$800,000 related to the Sears settlement and the
restructuring of the Company's institutional debt obligations and advised that Mr. Newton's annual base salary of $180,000
was reasonable and appropriate.  H.R. Management, Inc., a second independent compensation consultant engaged by the
Company, concluded that such bonus amount was fair and reasonable.
  Alexander & Alexander also recommended that the
Board of Directors grant R. Park Newton options exercisable over a ten year period to acquire 300,000 shares at an exercise
price of $1.00 per share.  Following the receipt of such
recommendations, John L. Caskey, in his capacity as the sole member of the Special Compensation Committee of the Board of Directors, determined that $800,000 should be paid to Mr. Newton as a cash bonus and that an additional $57,325 should be paid to Mr. Newton in order to retroactively adjust Mr. Newton's base salary to $180,000 for the entire 1994 fiscal year. Further, Mr. Caskey approved the grant of non-qualified stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable for a ten year period following the date of grant; provided, however, that the full Board of Directors must first amend the Rights Agreement governing the Company's Series A Participating Preferred Stock
Purchase Rights plan in order to specifically allow the grant of the referenced options to Mr. Newton. As such, the non-qualified stock options approved by Mr. Caskey will not be granted until the Rights Agreement is formally amended by the full
Board of Directors.

     The Company entered into an Employment Agreement with W. Carey
Webb, whereby he became its President and Chief
Executive Officer, commencing August 15, 1994 and continuing for a five year period. Mr. Webb's initial base salary is $180,000 per year, although that compensation level will be reviewed annually or more frequently, if appropriate, by the Board of Directors or the Board's Compensation Committee. The agreement also provides for a performance/incentive bonus to be paid to Mr. Webb as determined by the Board of Directors or its Compensation Committee. As a signing bonus intended to induce Mr. Webb to accept the Company's offer of employment, the Company paid $169,635 to Mr. Webb.
Additionally, the Company granted Mr. Webb non-qualified options to acquire 250,000 shares of its common stock at an exercise price per share of $1.13. Options to acquire 100,000 shares vested in full upon Mr. Webb's execution of his Employment Agreement, whereas the remaining options vest in 50,000 share increments when the average bid and asked prices for the Company's common stock over a thirty day period reach, respectively, $2.00, $4.00 and $6.00 per share. Once the foregoing options to acquire shares are vested, such options are exercisable by Mr. Webb, in whole or in part. On August
15, 2004, the non-qualified options will expire.  In the event Mr.
Webb's employment is terminated for cause, any options which are not at that time vested will be subject to immediate forfeiture. Conversely, in the event Mr. Webb is terminated without cause or terminated following a defined "change in control" of the Company, any options which are not vested at that time will immediately become vested in full and thereafter be exercisable by Mr. Webb until their termination on August 15, 2004.

     Mr. Webb's Employment Agreement also obligated the Company to reimburse Mr. Webb for his reasonable legal fees incurred in connection with the negotiation and execution of his Employment Agreement. Further, the Company agreed to reimburse Mr. Webb for reasonable moving expenses incurred in connection with his relocation to Tampa, Florida and to reimburse Mr. Webb for the amount by which the net sales proceeds of the sale of his Lakeland residence are less than the appraised value of that residence. The Company's reimbursement obligation to Mr. Webb, however, is limited to reimbursement of an amount not exceeding $100,000. The Company also agreed to provide Mr. Webb with an interest-free loan in an amount not to exceed 20% of the purchase price in the event he purchases a Tampa residence prior to the closing of the sale of his Lakeland residence. If such an interest-free loan is made, it will be repaid upon the earlier of the closing of the sale of Mr. Webb's Lakeland residence or one year from the date of purchase of his Tampa residence. Mr. Webb's
Employment Agreement also provides Mr. Webb with a Company automobile and reimbursement of related operating expenses, comprehensive medical coverage on Mr. Webb and his dependents, life insurance, long-term disability insurance, fees and expense for one downtown Tampa luncheon club and a country club, and vacation time of at least three weeks annually.

     In the event Mr. Webb's employment is terminated for cause, Mr. Webb will be entitled to his accrued base salary and reimbursement for any expenses through the date of termination. In the event Mr. Webb is terminated without cause, Mr.
Webb will be entitled to his base salary accrued through the date of termination and reimbursement for expenses accrued through the date of termination, as well as all amounts of base salary and fringe benefits which would have been payable during the remainder of the five year term of his Employment
Agreement.


     Mr. Webb's Employment agreement also provides for certain
payments to Mr. Webb upon a "change of control" (as
defined in such agreement) of the Company, which payments may constitute "parachute payments" under the Internal
Revenue Code of 1986, as amended.  If within three years of a
"change of control" Mr. Webb's employment is terminated
without cause or if he elects to terminate his employment following certain occurrences (e.g. his removal from the offices of
President or Chief Executive Officer, reduction in his
responsibilities below those generally assigned to the Company's
President and Chief Executive Officer or a Company-required
relocation outside of Tampa, Florida), Mr. Webb is allowed to terminate the agreement and receive a one-time lump sum severance payment equal to two and nine-tenths times the total
amount of the annual base salary payable to Mr. Webb upon the date of the "change of control".  Certain provisions limit and
adjust the severance benefits payable to Mr. Webb following a
"change of control" in the event counsel to the Company
determines that such payments would constitute "parachute payments"
within the meaning of the Internal Revenue Code of
1986, as amended.   In the event the Internal Revenue Service
viewed such payments to Mr. Webb as "parachute payments,"
the excess of any such payments over a statutorily defined base amount will generally not be deductible by the Company for
federal income tax purposes.  Lastly, Mr. Webb's Employment
Agreement contains a non-compete provision under which
Mr. Webb may not compete with the Company during the term of the agreement and, in the case of his termination for cause,
for a period of six months thereafter.  Mr. Webb also agrees during those same periods not to interfere with or seek to employ
any of the Company's employees.

     In connection with Mr. Webb's Employment Agreement, the
Company also entered into an Indemnity Agreement under which the Company agreed to indemnify and hold Mr. Webb harmless against all expenses, judgments, fines, penalties, etc.
reasonably incurred by him in connection with his services to the Company; provided, however, that such indemnification only applies following a specific determination that Mr. Webb acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company and that such indemnification is otherwise proper under the provisions of the Delaware General Corporation Law.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The table below sets forth information, to the best of the Company's knowledge, with respect to the total number of shares of the Company's Common Stock beneficially owned by each director, beneficial owner of more than five percent of the Company's Common Stock and all directors and officers as a group, as reported by each such person, as of August 31, 1995. Unless otherwise noted, all shares were held of record by the named beneficial owner, with sole voting and investment power. Percentages were calculated on the basis of the 4,666,866 shares of common stock outstanding as of August 31, 1995, plus any shares that person had a right to acquire pursuant to options that were exercisable or would become exercisable within 60 days.
Name and Address of Beneficial Owner

Shares of Common Stock
Beneficially Owned

Percentage of
Ownership

R. Park Newton, III
100 North Tampa Street, Suite 3575
Tampa, Florida 33602
1,293,812<F1>

26.1%

ASX Investment
W 16650 N.W. 27th Avenue
Miami, Florida  33504

          338,928

7.3%

J. Theodore Biesanz
4963 Bayshore Blvd.
Tampa, Florida 33611

325,000<F2>

6.8%

Charles A. Ross
3225 S. MacDill Avenue, #201
Tampa, Florida  33629

335,000<F3>

6.7%

Frederick & Arlene Schadt
W5913 Iliff Road
Monroe, Wisconsin  53566

255,200

5.5%

W. Carey  Webb
2404 Hollingsworth Hill
Lakeland, Florida  33803

100,000<F4>

2.1%

John L. Caskey
PO Box 18682
Tampa, Florida  33679

74,700<F5>

1.6%

W. Aris Newton
99 Tradd Street
Charleston, South Carolina 29401

65,200<F6>

1.4%

All officers and directors as a group
(4 persons)


1,533,512<F7>


29.7%

<F1> Mr. Newton is the record holder of 379,552 common shares, either individually or jointly with his wife, is the beneficial owner of 1,000 shares owned individually by his wife, and is the beneficial owner, by virtue of his voting and disposition power over 613,260 shares (i) held in trust for the benefit of certain members of his family and (ii) shares held by Ride
Control Systems, Inc., a company wholly-owned by Mr. Newton and his wife, Francine. Further, Mr. Newton is the holder of warrants and options to acquire up to 300,000 shares of Company common stock at exercise prices ranging from $1.00 to $7.43 per share. Mr. Newton has also been awarded, by the Company's Special Compensation Committee, options to acquire 300,000 shares at an exercise price of $1.00 per share for a period of ten years from the date of grant. However, such options have not been granted as of the date of this report due to the requirement that the Company's full Board of Directors take certain actions prior to granting such options. Accordingly, the options to acquire 300,000 shares are not reflected in this table.

<F2> Mr. Biesanz is the record holder of 230,000 shares of common stock and holds options to purchase an additional 95,000 shares at exercise prices ranging from $5.63 to $6.25 per share.

<F3> Mr. Ross has the right to acquire beneficial ownership of
185,000 shares, at an exercise price of $1.70 per share, 50,000 shares, at an exercise price of $.53 per share, 50,000 shares at an exercise price of $1.00 per share, and 50,000 shares at a
price of $5.74 per share under presently exercisable options.   Mr.
Ross resigned as a director in August 1994.

<F4> Mr. Webb has the right to acquire up to 100,000 shares of
Company common stock, at an exercise price of $1.13 per share.
Mr. Webb also holds additional options to acquire up to 150,000 shares, although such options are not yet vested and therefore are not included in the table.

<F5> Mr. Caskey is the record holder of 39,700 shares of Company common stock, 11,500 of which he holds jointly with his mother, Frances Caskey. He also has the right to acquire 35,000 shares at an exercise price of $1.00 per share, under presently exercisable options.

<F6> Mr. Aris Newton is the record holder of 200 shares of Company common stock and has the right to acquire beneficial ownership of 5,000 shares, at an exercise price of $5.74 per share, and 60,000 shares, at an exercise price of $1.00 per share, under presently exercisable options.

<F7> Includes the shares referenced above as beneficially owned by
Messrs. R. Park Newton, W. Carey Webb , John L. Caskey, and W. Aris Newton.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into a number of consulting agreements with certain of its officers, directors or independent consultants (or entities controlled by such individuals) which, in the aggregate, obligated the Company to pay substantial sums, most of which have already been paid.

     One of these consulting agreements was entered into by the Company with Cross-Tec Market Systems, Inc. ("Cross-
Tec"), an entity primarily-owned by Charles A. Ross, a former director of the Company. That agreement, dated as of January
15, 1993, provided for a monthly fee of $13,300 and was terminated in July 1994. Cross-Tec and the Company were also parties to a contingent compensation agreement, dated as of December 16, 1992, providing for compensation to Cross-Tec contingent upon the consideration received by the Company as a result of its settlement with Sears and the restructuring of its debt with its institutional lenders. This original agreement was superseded by a new incentive compensation agreement dated
March 1, 1994. This new incentive compensation agreement also provided for commission compensation based upon the Sears settlement and the elimination of the institutional debt.
However, the Company's Board of Directors by written consent executed March 11, 1994 (and Mr. Ross by his execution of the written consent) voided the commission compensation elements of Cross-Tec's incentive compensation agreement. The
Company subsequently retained Alexander & Alexander and an independent third party compensation consultant to recommend to the Board's Special Compensation Committee
(comprised solely of John L. Caskey) the appropriate amount and nature of bonuses to be paid to Cross-Tec. Alexander &
Alexander recommended that Cross-Tec's bonus compensation should be $536,480. H.R. Management, Inc., a second independent compensation consultant engaged by the Company, concluded that this amount is fair and reasonable. John L.
Caskey is the sole member of a Special Compensation Committee of the Board charged with reviewing such compensation.

     Mr. Caskey has approved the recommended compensation of Cross-Tec and such amount has been paid by the Company to Cross-Tec. During the fiscal year ended June 30, 1994, the Company paid Cross-Tec $146,300 in consulting service fees under the Consulting Agreement dated January 15, 1993, which agreement has been terminated. The Company also paid Mr.
Ross, individually, $1,000 and $5,500 for his services as a Director of the Company in fiscal 1995 and fiscal 1994, respectively.

     In January 1993, pursuant to the Company's January 15, 1993 consulting agreement with Cross-Tec, Mr. Ross was
issued options to purchase 50,000 shares of Company common stock at an exercise price of $.53 per share in exchange for
consulting services rendered to the Company.  In September 1991,
Mr. Ross was also issued an option to purchase 185,000
shares of common stock at $1.70 per share, exercisable for a ten year period, in exchange for services rendered and in lieu of
certain consulting fees.   On March 8, 1994, the Board of Directors
also granted Mr. Ross the option to purchase 50,000
shares of common stock with such options expiring ten years from the date of the Board meeting and exercisable at a price of
$1.00 per share.  As of June 30, 1995, Mr. Ross had options
enabling him to purchase 335,000 shares of Company common
stock at various exercise prices.

     The Company also entered into an Agreement for Consulting
Services, dated December 16, 1992, W. Carey Webb , the
Company's recently-appointed Chief Executive Officer and President
(Mr. Webb's consulting agreement was entered into and his consulting services were rendered prior to his appointment to such capacities). Mr. Webb acted as an independent economic consultant to the Company in determining the economic losses realized by the Company as a result of Sears' termination of its licensed dealer relationship with the Company.
This consulting arrangement provided for payment of certain hourly fees regardless of whether a settlement was reached with Sears. The commission component of this consulting agreement was amended pursuant to a letter agreement, dated October
16, 1993, between Mr. Webb and the Company, such that the commission paid under this arrangement was $275,000. The
Company entered into an employment agreement with Mr. Webb effective August 15, 1994 (see Item 10. Executive
Compensation).

     On March 8, 1994, R. Park Newton, III, the Company's former
President and Chief Executive Officer and currently
Chairman of the Board and a director, entered into an Employment
Agreement with the Company (see Item 10.  Executive
Compensation).

     Kerry F. Marler, a former director and former Vice-President of the Company who resigned those positions effective
May 20, 1994, had entered into a consulting arrangement with the Company in connection with the termination of his employment relationship with the Company in September 1990. In connection with the 1990 termination of Mr. Marler's employment with the Company and the concurrent transformation of his relationship with the Company to one of consultancy, the Company also forgave certain obligations owed by Mr. Marler to the Company, including a $60,000 loan.
Further, the Company granted Mr. Marler options to acquire 75,000 shares of Company common stock.

     Mr. Marler entered into an incentive compensation agreement with the Company in December 1992, providing for contingent compensation based upon the settlement with Sears and the Company's institutional lenders. This former agreement was superseded by a new incentive compensation agreement entered into by the Company with KFM Ventures, Inc. and/or Amazing Systems, Inc. (entities wholly-owned by Mr.
Marler) and a new employment agreement, each of which are dated March 1, 1994. The incentive compensation agreement with Mr. Marler's controlled entities provided for certain commission compensation to be paid to such entities depending upon the settlement of the Company's relationship with Sears and the reduction of the Company's debt obligations to its institutional lenders. Mr. Marler's employment agreement provided for base compensation of $159,000 annually, in addition to certain automobile and expense allowances, medical insurance and other fringe benefits. However, the Company's Board of Directors by written consent executed March 11, 1994 (and Mr. Marler by his execution of the written consent) voided the commission compensation and stock option elements of Mr. Marler's employment and incentive compensation contracts. The Company retained Alexander &
Alexander, an independent third party compensation consultant, to recommend to the Board's Special Compensation
Committee (comprised solely of John L. Caskey) the appropriate amount and nature of bonuses to be paid to Mr. Marler.
Alexander & Alexander recommended that Mr. Marler's bonus compensation should be $536,480 (of which $300,000 has been paid to Mr. Marler). H.R. Management, Inc., a second independent compensation consultant engaged by the Company concluded that this amount was fair and reasonable. Mr. Marler contends that additional amounts are owed to him as bonus compensation. Although approving in substance the bonus compensation of $536,480 to Mr. Marler, John L. Caskey, in his capacity as the sole member of the Special Compensation Committee responsible for awarding such compensation, has resolved that the Company will pay such amount only under circumstances constituting full settlement of any and all disputes between the Company and Mr. Marler and involving appropriate offsets for the damages caused by Mr. Marler to the Company (See Item 3. Legal Proceedings.)

      During the fiscal year ended June 30, 1994, the Company paid
Mr. Marler or entities controlled by Mr. Marler $119,808 for consulting services, plus $300,000 which was advanced to Mr.
Marler (through entities he controls) against amounts which the Company may pay to Mr. Marler (or entities controlled by Mr. Marler) in accordance with the determinations of John L. Caskey in his capacity as the sole member of the Special
Compensation Committee established by the Board of Directors. The Company also paid Mr. Marler $5,000 for services as a Director during the fiscal year ended June 30, 1994.

     As of June 30, 1995, Mr. Marler owed the Company $37,000 under a non-recourse, non-interest bearing loan, secured by 10,000 shares of the Company's common stock, which was entered into in connection with the September 1990 consulting agreement and which matured in September 1991. The Company has also advanced the sum of $24,511 to Mr. Marler, which sum is currently due. Mr. Marler also owes the Company
$74,087.70 from a loan which was initially made by R. Park
Newton as an inducement for Mr. Marler to accept his former management position with the Company and which was subsequently purchased by the Company from R. Park Newton. Mr.
Marler has denied that the referenced amounts constituted a loan and denies any obligation to repay the Company.
Due to the litigation involving Mr. Marler, the Company intends to offset amounts it may owe Mr. Marler under his incentive compensation agreement, if any, by the amounts due and owing from Mr. Marler to the Company. However, for accounting purposes, the Company wrote off these amounts as a bad debt expense in fiscal 1994.

     The Company loaned R. Park Newton, III, the Company's Chairman of the Board and a director (and former President and Chief Executive Officer), $125,000 pursuant to a demand loan in March 1990 at the variable interest rate of 1% over the prime rate, adjusted annually. This loan was paid in full by R.
Park Newton in July 1994.

     On July 1, 1987, as part of the financial consolidation of the Company and its predecessor corporations, a lease and license agreement was entered into by the Company and Ride Control
Systems, Inc., a South Carolina company wholly-owned by R. Park Newton and his wife. Pursuant to this agreement, the Company was obligated to pay Ride Control
Systems, Inc. $10,517.61 per month for the use of technology which is a component of its Tire Matching technology.
Pursuant to periodic oral modifications to that agreement, the Company from time to time paid less than the required monthly amount to afford the Company additional working capital. R. Park
Newton has contended that the oral modifications permitted the reduced payments, but that the unpaid amounts were an accrued obligation of the Company to Ride Control.
The total amounts of such accrued obligation as of March 31, 1994 would have been $471,282.44 ("Accrued Fees"). The
Company, however, treated the oral modifications as if the contractual obligation was reduced from $10,517 per month to the amount actually paid in a particular month, with no obligation being accrued for the difference between such amounts.
Additionally, since the intellectual property that is licensed pursuant to the Ride Control agreement was sold by the Company to Sears as part of the Sears settlement agreement (see Item 3.
Legal Proceedings), and since the Company was required by the Sears agreement to transfer the Tire Matching technology free and clear of all liens and encumbrances, the Company and Ride Control agreed to a settlement pursuant to which Ride Control disclaimed any rights to such technology in exchange for the settlement payment described in the following paragraph.

     Assuming that the Company agreed to pay Ride Control additional fees of $225,216.98 (the amount that would have been payable to Ride Control by the Company under the agreement for the remaining life of the patents relating to the technology, reduced to present value) the Company would be indebted to Ride Control in the amount of $696,499.42. At
June 3, 1994, the sum of the payments against Accrued Fees and the accrued interest on the above-referenced promissory note equaled $345,627.06 (after subtracting $110,718, the amount owed to R. Park Newton for unreimbursed business expenses). R. Park Newton authorized such payments against Accrued
Fees based upon his belief that the aggregate amount owed by the Company to Ride Control for Accrued Fees exceeded the amount of the payments. Consequently, if the Company, as contended by R. Park Newton, was liable to Ride Control for Accrued Fees, and if credit was given to Ride
Control for the present value of future fees, the net due to Ride
Control, after subtracting the $345,627.06 amount already paid as referenced above, would have been $350,872.36. The Board of Directors, Ride Control, and R. Park Newton agreed that the Company would pay Ride Control one-half of this net amount in settlement of this matter and in termination of the license agreement. The Company settled its obligation to Ride
Control  by paying an additional $175,436.18 in fiscal 1995.

     The Company agreed to acquire from R. Park Newton and his wife for $74,087.70 the repayment rights pursuant to a loan obligation from Kerry F. Marler, a former officer and director, to R. Park Newton in the same amount. At the time the loan was made, Mr. Marler orally agreed to repay this amount when he received his incentive compensation bonus referenced above. Mr. Marler denies that the referenced amounts constituted a loan or are due and owing to the Company or R. Park
Newton.

     The Company paid R. Park Newton $6,000 and $5,500 in director fees in fiscal 1995 and fiscal 1994, respectively.

     John L. Caskey, a director of the Company, was granted options to purchase 35,000 shares of common stock at $1.00 per share in March 1994 with such options expiring March 8, 2004. The
Company has paid Mr. Caskey $6,000 and $5,500 in director fees in fiscal 1995 and fiscal 1994, respectively.

     During its fiscal year ended June 30, 1994, the Company entered into Indemnity Agreements with R. Park Newton, III,
John L. Caskey, Charles A. Ross and Aris W. Newton, under which the
Company agreed to indemnify and hold harmless such individuals against all expense, judgments, fines, penalties, etc. reasonably incurred by each in connection with their services to the Company. However, such indemnification only applies following a specific determination that such individuals acted in good faith and in a manner which each reasonably believed to be in the best interests of the Company.
The Board of Directors previously authorized the advance of costs and expense incurred by R. Park Newton, III, the Company's current Chairman of the Board and a director, as well as those costs and expenses incurred by Douglas Gardner, Richard Russell, Charles Ross, Richard W. Brewer, and George
Crook, all of whom are former officers, directors, employees or agents of the Company in connection with the Securities and Exchange Commission investigation referenced in Note 15 of the financial statements. Such advances were conditioned on repayment if it was ultimately determined that the person whose behalf the advance was made did not meet the statutory standards of conduct required for indemnification. Under
Delaware law, such person may only be indemnified to the extent that they are determined to have acted in good faith and in a manner reasonably believed by them to be in the best interest of the Company. In connection with the Commission's investigation (see "Item 3. Legal Proceedings), the Company's Board of Directors engaged counsel to conduct an internal investigation of the matters underlying the Commission's investigation. Based upon such report and on the matters raised by the Commission's investigation, the Board of Directors has discovered no evidence that the referenced officers, directors, employees and agents acted other than in good faith and in a manner which they reasonably believed to have been in the best interests of the Company in discharging their duties. Accordingly, the Board of Directors has determined that the referenced individuals are entitled to indemnification for costs and expenses incurred in connection with the Commission investigation referenced above.

     The Company previously subleased office space and leased automobiles in 1994 to All American Security, Inc., a company which is owned by John Caskey, a director of the Company, for approximately $15,000 a year. R. Park Newton and his wife, Francine, have advanced in excess of $250,000 to All
American Security, Inc., a company wholly-owned by John L. Caskey, a member of the Company's Audit and Compensation
Committees and the sole member of the Special
Compensation Committee formed to review bonuses paid to Mr. Newton as well as certain other officers and consultants of the Company.

     The Company has acquired certain proprietary rights to its Combi System TM7000 proprietary equipment, and pursuant to the acquisition agreement is obligated to pay Lourens de Groot a royalty fee equal to $80 per Combi-Matcher produced by the Company. However, Mr. de Groot is and has been indebted to R.
Park Newton, the Company's former President and
Chief Executive Officer and current Chairman of the Board and a director, and, in order to satisfy that obligation, has assigned to Mr. Newton royalty fees due and owing from the Company to himself. The maximum amount of such royalty fees assigned to Mr. Newton is $28,320, of which $14,080 has been paid as of June 30, 1993. The Company has accrued an additional $4,240 in royalty fees during the years ended June 30, 1995 and 1994.

     The Company employed Fred Schadt, a person who owns more than 5% of the Company's common stock, as President of Imeson Center, Inc. for approximately three months (April 1994 to June 1994) at a salary of $10,000 a month. Mr. Schadt is a party to a lawsuit filed by ASX Investment Corp. See Item 3.
Legal Proceedings.

     R. Park Newton, the Company's President, Chief Executive
Officer and a director, is the brother of W. Aris Newton, a director of the Company.


ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     A.   Exhibits
Reg. S-B
Item No.

Description
Exhibit
Page No.




3(a)
Articles of Incorporation
1

3(b)
By-laws
1

3(c)
Amendment to Certificate of Incorporation
1

3(d)
Certificates of Correction
4

3(e)
Amendment to Certificate of Incorporation
A

4(a)
Rights Agreement by and between the Company and Registrar and Transfer Company dated April 18, 1994

4

10(a)
PNC Settlement and Release Agreement
2

10(b)
Mass Mutual Settlement and Release Agreement
2

10(c)
Consulting Agreement - Cross-Tec Market Systems, Inc.
2

10(d)
Sale-Leaseback Agreement of Office Equipment (Bank One)
2

10(e)
Licensing Agreement - de Groot
2

10(f)
Licensing Agreement - Ride Control Systems, Inc.
2

10(g)
Agreement for Consulting Services - Cross Tec Market Systems, Inc.
and
Chuck Ross
3

10(h)
Consulting Agreement - Harvey Moore
3

10(i)
Agreement for Consulting Services - Marler and Webb
3

10(j)
Amendment to PNC Settlement Agreement
3

10(k)
Confidential Memorandum of Understanding
3

10(l)
First Amendment to Settlement and Release Agreement
3

10(m)
Contract to Purchase - Rome Avenue Property
5

10(n)
Form of Indemnity Agreement (Newton, Caskey, Ross, A. Newton,
Webb)

5

10(o)
100 N. Tampa lease
5

10(p)
Webb Employment Agreement
5

10(q)
Confidential Settlement Agreement
5

10(r)
Newton Employment Agreement
5

10(s)
Assix Standard Agency Agreement with 4 Day Tire
B

10(t)
Assix Standard Agency Agreement with Michel Tire Company
C

10(u)
Assix Standard Agency Agreement with Tires by Wheel Works
D

10(v)
Warehouse Space Lease Agreement with Laney & Duke Terminal
Warehouse Company, Inc.
E

10(w)
Office Lease with America Online, Inc.
F

21
List of Subsidiaries of Registrant
H

1   Incorporated by reference to the Company's Registration
Statement on Form S-18, File No. 33-21786, filed in Atlanta,
Georgia.
2   Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1993 originally filed on November
5, 1993.
3   Incorporated by reference to the Company's Form 10-KSB/A2 for the year ended June 30, 1993 originally filed on
February 20, 1994.
4   Incorporated by reference to the Company's Form 8-K dated April
18, 1994 and filed on April 28, 1994.
5   Incorporated by reference to the Companys Form 10-KSB for the year ended June 30, 1994, originally filed on October
21, 1994

     B. Reports on Form 8-K

     On June 27, 1995, the Company filed a Current Report on Form
8-K reporting that the proposals to transfer the Companys automotive services assets to a newly formed wholly-owned subsidiary and the change of the Companys name were approved at the annual shareholders meeting.

     On July 6, 1995, the Company filed a Current Report on Form
8-K regarding the termination of its business relationship with Big 10 Tires.


SIGNATURES

     In accordance with Section 13 or 159d) of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of October 1995.

EXCAL ENTERPRISES, INC.


/S/ W. CAREY WEBB     ___
BY:  W. Carey Webb
     President and Chief Executive Officer

     In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October    12, 1995
                    /S/ R. PARK NEWTON, III___
R. Park Newton, III
Chairman of the Board & Board Member

Date: October    13, 1995
                    /S/ TIMOTHY R. BARNES
Timothy R. Barnes
Vice-President, Chief Financial Officer,
and Principal Accounting Officer

Date: October    12, 1995
                    /S/ ARIS NEWTON
Aris Newton
Vice-President and Board Member

Date: October    12, 1995
                    /S/ JOHN L. CASKEY
John L. Caskey
Board Member


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
F-1










CONSOLIDATED BALANCE SHEET
F-2










CONSOLIDATED STATEMENTS OF OPERATIONS
F-3










CONSOLIDATED STATEMENTS OF CASH FLOWS
F-4









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
F-5




















REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Excal Enterprises, Inc.
Tampa, Florida


We have audited the accompanying consolidated balance sheet of Excal Enterprises, Inc. as of June 30, 1995 and the related consolidated statements of operations and changes in retained earnings (deficit) and cash flows for the years ended June 30, 1995 and 1994. These financial statements are the responsibility of the Companys management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excal Enterprises, Inc. as of June 30, 1995, and the consolidated results of its operations and changes in retained earnings (deficit) and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.









PENDER NEWKIRK & COMPANY

Certified Public Accountants
Tampa, Florida
September 8, 1995, except for Note 15 as to which the date is September 27, 1995


 EXCAL ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1995

ASSETS
Current Assets



Cash and cash equivalents
$
1,073,694


Marketable securities

1,285,979


Accounts receivable - trade, less allowance for doubtful accounts of $10,659

199,823


Accounts receivable - related parties, less allowance for doubtful accounts of $9,782

27,560


Income tax receivable

631,153


Prepaid expenses and deposits

202,697


Deferred tax asset

244,000


     Total current assets

3,664,906







Property, plant and equipment




Land

1,740,000


Construction in progress

1,004,055


Building

4,932,719


Licensed dealer programs

2,008,815

Furniture, fixtures, vehicles and equipment

716,951




10,402,540


    Less accumulated depreciation and amortization

1,417,852




8,984,688


    Licensed dealer programs in process

881,954


      Total property, plant and equipment

9,866,642







Manufacturing technology, less accumulated amortization of $60,951

167,006


Capitalized Clearing Costs, less accumulated amortization of
$11,200

285,531


Commission Costs, less accumulated amortization of $32,518

225,889


Other intangible assets, less accumulated amortization of $233,274

22,127







      Total Assets
$
14,232,101



LIABILITIES AND STOCKHOLDERS EQUITY





Current liabilities:




Accounts payable and accrued liabilities
$
1,085,160


Reserve for litigation

846,480


Current portion of long-term debt and obligations under capital leases

60,632


      Total current liabilities

1,992,272







Long-term debt and obligations under capital leases

72,023

Deferred tax liability

2,380,000


Commitments and contingencies

--







Stockholders' equity:




Preferred stock, $.01 par value, 7,500,000 shares authorized, no shares issued and outstanding

--


Common stock, $.001 par value, 7,500,000 shares authorized, 4,713,866 shares issued, 4,666,866 shares outstanding

4,713


Additional paid-in capital

5,820,533


Retained earnings

4,168,684


Less 47,000 shares of common stock held in treasury, shares at cost
(
206,124
)

      Total stockholders' equity

9,787,806






Total Liabilities and Stockholders Equity
$
14,232,101

The accompanying notes are an integral part of the consolidated financial statements
EXCAL ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  AND
CHANGES IN RETAINED EARNINGS (DEFICIT)

                                           Year Ended June 30


1995


1994









Licensed dealer program revenue
 $
1,119,420

$
3,935,833


Commercial real estate rental  revenue

1,119,566


--









  Net revenue

2,238,986


3,935,833










Licensed dealer program costs

879,772


2,318,096


Commercial real estate operating costs

707,358


267,031


General and administrative costs

1,721,278


1,869,851


Depreciation and amortization

800,564


1,984,567


  Total operating costs

4,108,972


6,439,545










Net operating loss
(
1,869,986
)
(
2,503,712
)









Other income (expense)







  Gain on Sears settlement

--


14,063,588


  Professional fees related to litigation
(
678,557
)
(
1,425,516
)

  Dividend and interest income

203,735


99,971


  Realized gain from sale of trading securities

249,376


119,256


  Unrealized holding loss on trading securities

--

(
377,927
)

  Interest expense
(
25,943
)
(
552,822
)

  Loss on asset write-down
(
448,517
)
(
71,968
)

  Gain (loss) on disposals of assets
(
18,578
)

163,758


  Miscellaneous income

28,003


8,519

    Net other income (expense)
(
690,481
)

12,026,859










Income (loss) before income taxes and extraordinary item
(
2,560,467
)

9,523,147










Income tax provision (benefit)
(
1,000,000
)

36,286










Income (loss) before extraordinary item
(
1,560,467
)

9,486,861










Extraordinary item, net of taxes

--


8,485,028










Net income (loss)
 (
1,560,467
)

17,971,889










Retained earnings (deficit) - beginning of year

5,729,151

(
12,242,738
)








Retained earnings - end of year
$
4,168,684

$
5,729,151


Earnings (loss) per common and common equivalent share:







Continuing operations (after taxes)
$ (
 .33
)
$
2.03


Extraordinary item

--


   1.82


Primary earnings (loss) per common and common equivalent share
$ (
 .33
)
$
 3.85










Weighted average common and common equivalent shares outstanding

4,666,866


4,666,866


The accompanying notes are an integral part of the consolidated financial statements
EXCAL ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Year Ended June 30


1995


1994


Cash flows from operating activities:



Net income (loss)
$ (
1,560,467
)
$
17,971,889


Adjustments to reconcile net income (loss) to net cash provided
(used) by
    operating activities:







Depreciation and amortization

800,564


1,984,567

Provision for uncollectable accounts receivable
(
144,126
)

135,499


Gain on Sears settlement

--

(
14,063,588
)

Gain on Debt settlement

--

(
13,824,028
)

Loss on write-down of assets

448,517


71,968


Loss (gain)  on disposals of assets

18,578

(
163,758
)

Realized Gain on trading securities
(
249,376
)
(
119,256
)

Unrealized loss on trading securities

--


377,927

Purchase of trading securities
(
1,325,938
)
(
9,120,235
)

Proceeds from sale of trading securities

8,130,180


2,306,698


Provision for deferred income taxes
(
491,000
)

2,627,000


Decrease (increase) in operating assets:







Accounts receivable - trade
(
78,880
)
(
279,820
)

Accounts receivable - related parties

187,159


82,743


Income tax receivable
(
631,153
)

--


Prepaid expenses and deposits

78,643

(
46,997
)

Intangible assets
(
724,465
)

--


Increase (decrease) in operating liabilities:







Accounts payable and accrued liabilities - trade

614,956


583,103


Accounts payable and accrued liabilities - related parties
(
942,235
)

879,768


Income taxes payable
(
44,524
)

44,524


Reserve for litigation
(
25,000
)

871,840


Net cash provided (used) by operating activities

4,061,433

(
9,680,156
)









Cash flows from investing activities:







Purchase of held-to-maturity securities
(
3,902,658
)

--


Maturity of held-to-maturity securities

2,616,679


--


Proceeds from sale of assets

27,067


12,594,608


Property and equipment additions
(
2,355,072
)
(
458,906
)

Net cash provided (used) by investing activities
(
3,613,984
)

12,135,702










Cash flows from financing activities:







Net borrowing of long-term debt

121,768


--


Principal repayments of long-term debt and capital leases
(
45,431
)
(
2,538,559
)

Note receivable repaid by (issued to) officers

125,000

(
74,088
)
Net cash provided (used) by financing activities

201,337

(
2,612,647
)

Increase (decrease) in cash

648,786

(
157,101
)

Cash, beginning of year

424,908


582,009










Cash, end of year
$
1,073,694

$
 424,908



Supplemental disclosure of cash flow information
Interest paid
$
11,105

$
60,000


Income taxes paid
$
248,587

$
2,700,972

See Notes 10 and 12 regarding the exchange of property and equipment for improved real property and the forgiveness of debt.
The accompanying notes are an integral part of the consolidated financial statements


NOTE 1 - BUSINESS

     The Company, headquartered in Tampa, Florida, engages in two distinct business operations: (i) its traditional, but substantially reduced, automotive services operations and (ii) its commercial real estate venture which is conducted by and through Imeson Center, Inc., a wholly-owned subsidiary.

     The Company's traditional business operations and the historical source of substantially all of its revenue has been ride-related automotive services. The principal ride-related service the Company presently markets is the AccuBalance
("AccuBalance") complete wheel balancing program using its Corvi marketing program and Combi System TM7000 (the
"Combi-Matcher") through licensed dealers. The Company provides its licensed agents with equipment, necessary training, service and marketing support in order that they may sell the Company's AccuBalance service to the general public in exchange for certain payments to the Company for usage of its proprietary service. It is the only name brand wheel balancing program which restores the completed tire/wheel assembly to OEM specifications. The AccuBalance process is designed to satisfy the automobile owners demand for quality by meeting OEM specifications. This added value service provides the smoothest ride possible while improving tire life and overall vehicle handling and performance.

     On June 30, 1995, the Company transferred all of the assets and liabilities related to its automotive services operations to Assix Automotive, Inc., a newly-formed wholly-owned subsidiary.
The Company also changed its name from Assix
International, Inc. to Excal Enterprises, Inc. in June of 1995.

     Imeson Center, Inc. owns, manages and leases a 1,676,000 square foot two story warehouse facility located on approximately 74 acres in an industrial park in Duval County, Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company, Imeson Center, Inc., a wholly-owned subsidiary, and Assix Automotive, Inc., a wholly-owned subsidiary. The Company also has a 40% ownership interest in Ride Control Europe. This entity is accounted for on the equity method and has no material assets, no liabilities, no income, and no expenses. The Company has no investment in or goodwill associated with this entity.

     Cash and Cash Equivalents.   Cash and cash equivalents include
all cash balances and highly liquid investments with an
original maturity of three months or less.

     Marketable Securities. During the year ended June 30, 1994, the Company adopted Statement 115 of the Financial
Accounting Standards Board "Accounting for Certain Investments in
Debt and Equity Securities." Under this new pronouncement, securities that have readily determinable fair value should be classified into trading, held to maturity, and available for sale. Equity securities are recorded at their fair value, and gross unrealized holding gains and losses are disclosed. For the purpose of determining the gain or loss on a sale, the cost of securities sold is based on the average cost of all shares of each such security held at the date of sale. At June
30, 1995, marketable securities consisted of US government securities with a maturity of less than one year. These securities are expected to be held to maturity and no unrealized holding gains or losses existed at June 30, 1995.

     Property, Plant and Equipment. Property, plant and equipment are recorded at cost or appraised value at the date of acquisition. Depreciation and amortization are calculated by using the straight-line method over the estimated useful lives of the assets, ranging generally from five to ten years for tangible personal property and 40 years for real property and improvements. Expenditures for maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Gains or losses on disposals, except for Licensed
Dealer Programs removed from service, are credited or charged to operations.

     Licensed Dealer Programs utilizing the Combi-Matcher, removed from retail tire service stores, are returned to Licensed
Dealer Programs in process at their net book value. The Company capitalizes costs associated with remanufacturing of Licensed Dealer Programs and reinstalling at new or existing licensed dealer outlets. The Company accounts for Licensed
Dealer Programs at the lower of cost after installation or market value (determined annually).

     Intangible Assets. Costs incurred in conjunction with the acquisition of the Combi-Matcher technology are amortized on the straight-line basis over a period of 17 years. Organizational costs incurred in the formation and registration of the Company to do business in certain states are amortized over a term of 60 months on the straight-line basis. There were no additional costs incurred in 1995 or 1994. The Company capitalized the cost, net of salvage recovery, of clearing the Imeson
Center facility to prepare it for lease. The net clearing cost incurred in 1995 was $296,731 and is being amortized over 10 years. Commission costs represent the broker fees incurred related to the leases obtained for Imeson Center. These costs are amortized over the life of the leases. Other intangible assets include organizational costs amortized over 60 months and non-compete agreements amortized on the straight-line basis over the life of the agreement.

     Revenue Recognition. Licensed Dealer Program revenue includes initial installation fees, monthly base fees, and usage fees based upon the number of tires matched. Commercial real estate rental revenue consists of base rent and common area maintenance charges. The Company recognizes revenue from Licensed
Dealer Programs and rental income of Imeson Center when it is earned.

     Income taxes. During the year ended June 30, 1994, the Company adopted Statement No. 109 of the Financial
Accounting Standards Board, "Accounting for Income Taxes." This statement requires that deferred tax assets and liabilities be recognized for the estimated future consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized during the period that includes the enactment date.

     Earnings per Share. Earnings per common and equivalent share is based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and warrants. Fully diluted earnings per share are not presented because they approximate earnings per common and equivalent share.

     Reclassifications. Certain reclassifications have been made to the financial statements in 1994 in order to conform to the 1995 presentation. None of the reclassifications affected the financial position or results of operations.

NOTE 3 - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be high credit quality financial institutions and attempts to limit its exposure in any one particular instrument.

     One lessee of the Companys real estate operation accounted for $1,068,590 (95%) of the commercial real estate rental revenue for fiscal 1995. The lease with this lessee expires
December 31, 1995. The Company is currently negotiating with the lessee to obtain a new lease agreement.

     One customer of the Companys automotive operation accounted for more than 75% of licensed dealer program revenue
for fiscal 1994 while four other customers each accounted for more than 10% of licensed dealer program revenue for fiscal
1995.
                                                              Year
ended June 30, 1995                     Year ended June 30, 1994
Customer
Amount
% to Total

   Amount
% to Total
Sears
--
--

2,980,200
75.6%

Big 10 Tires
276,036
24.7%

266,220
6.8%

Dealer 3
266,330
23.8%

297,693
7.6%

Dealer 4
300,623
26.9%

282,700
7.2%

Dealer 5
121,887
10.9%

67,744
1.7%

     In December 1994, Big 10 Tires initiated discussions regarding its desire to alter its letter of intent/Agency arrangement, which among other issues included the purchase of the Combi-Matcher equipment from the Company. After months of discussions, Big 10 Tires notified the Company pursuant to a letter dated April 28, 1995 that it intended to terminate its agreement with the Company effective as of May 28, 1995. However, the agreement required a 60 day period for the Company and Big 10 Tires to take steps to cure issues under the Agreement before termination would be effective. The
Company was subsequently asked to remove its Combi-Matchers from all of the Big 10 Tire stores and the Agency arrangement was terminated effective June 30, 1995.

     On February 24, 1994, Sears and the Company settled their contract termination dispute by Sears paying $16,168,000 in cash and transferring approximately 74 acres of Duval County, Florida improved real property and personal property with a total estimated fair market value (based on an MAI appraisal) of $6,000,000 to the Company in exchange for certain patents, trademarks, and 1,226 Tire Matchers .

NOTE 4 - LICENSED DEALER PROGRAMS IN PROCESS

     Licensed dealer programs in process at June 30, 1995 consisted of the following:
Raw materials
$
236,931

Work in process

155,423

Completed programs being installed, in transit, used for demonstration, or not in service


489,600


$
881,954

NOTE 5 - LONG -TERM DEBT AND OBLIGATIONS  UNDER CAPITAL LEASES

     Long-term debt  and obligations under capital leases at June
30, 1995 consisted of the following:
Notes payable with maturities ranging from 2 to 5 years and interest rates ranging from 8.5% to 12.5%


$

108,079

Capitalized equipment leases


24,576



$
132,655


     The following is a schedule by year of future note payments and minimum lease payments under capital leases for years subsequent to June 30, 1995:


1996
$
60,632


1997

34,210


1998

18,432


1999

15,977


Thereafter

3,404


Total payments under notes and capital leases
$
132,655

     Property under capital leases consists of furniture and machinery with a cost basis of $115,935 and accumulated amortization of $92,748 as of June 30, 1995. Amortization expense for property under capital leases is included in depreciation and amortization.

NOTE 6 - COMMITMENTS

     The Company incurred rent expense of $135,313 and $238,733 for the years ended June 30, 1995 and 1994, respectively.
Future minimum lease payments under non-cancelable operating leases for the corporate office space and automobiles as of
June 30, 1995 are as follows:
1996

$ 55,209

1997

58,879

1998

60,023

1999

63,613

2000

73,400


     The Company entered into an employment agreement in March 1994 with its then President, who is now Chairman of the Board, that obligates the Company to pay him $180,000 a year for five years, unless his employment is terminated for due cause, plus he was awarded certain stock options.

     The Company entered into an employment agreement with its current President and Chief Executive Officer effective
August 15, 1995.  The agreement obligates the Company to pay him
$180,000 a year for five years, unless his employment is terminated for due cause, plus he was awarded certain stock options. The agreement also provides for a lump sum severence payment of up to 2.9 times his base salary upon the occurrence of certain events after a change in control. The Company paid the new President/CEO $100,000 after taxes as an inducement to enter into the employment agreement. The agreement provides for a $100,000 moving allowance, which includes reimbursement for the sale of his house below its appraised market value.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

     On April 18, 1994, the Company's Board of Directors declared a dividend distribution of one "Right" for each share of common stock, par value $0.001 per share, of the Company (the
"Common Stock") outstanding as of April 29, 1994.
Distribution of the Rights is not taxable to shareholders and the Rights expire after ten years. Each Right entitles the registered holder to purchase from the Company one-hundredth
(1/100) of a share of Series A Participating Preferred Stock at a Purchase Price of $10.00, subject to certain anti-dilution adjustments (the "Exercise Price"). The terms and conditions of the Rights are contained in a Rights Agreement, dated April 18, 1994, between the Company and Registrar and Transfer
Company, a corporation acting in the capacity of Rights Agent (and which also serves as the Company's transfer agent). The plan under which the Company's Board of Directors has declared a distribution of the Rights, including the definitive terms of the Rights and the Rights Agreement, are referred to hereinafter as the "Rights Plan."

     The Rights are not presently exercisable and are evidenced only by the certificates representing shares of Common Stock and are transferable only with the Common Stock. The Rights become exercisable and separately transferable on the earlier of (i) the tenth calendar day after the first public disclosure that a person or group (including any affiliate or associate of such person or group) has acquired beneficial ownership of 15% or more of the outstanding Common Stock, or, in the case of a person or group beneficially owning 15% or more of the outstanding
Common Stock on April 18, 1994, the date that such person or group acquires any additional shares of Common Stock
(other than pursuant to a dividend or distribution paid or made pro rata to all holders of Common Stock or upon exercise of employee stock options pursuant to any employee benefit plan approved by the Board of Directors) (such a person or group being called an "Acquiring Person" and such date of first public disclosure being called a "Share Acquisition Date") or (ii) the tenth calendar day after the commencement of, or first public disclosure of the intent of any person or group to commence, a tender or exchange offer for 15% or more of the outstanding Common Stock (the date on which the rights become exercisable being called the "Distribution Date"). After the Distribution Date, a holder of a Right (other than the Acquiring
Person, whose Rights become void) will have the right to purchase, upon payment of the Exercise Price, 1/100th of a share of Series A Preferred Stock, subject to certain adjustments.

     Additionally, after a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's
Exercise Price, a number of shares of the Company's Common Stock having a market value at that time of twice the Right's
Exercise Price. Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's then-current Exercise Price, a number of the Acquiring Person's common shares having a market value at that time of twice the Right's exercise price.

     The terms of the Preferred Stock purchasable upon exercise of the Rights have been designed so that each 1/100th share of Preferred Stock has economic rights substantially equivalent to those of a share of Common Stock. Thus, each share of Series A Preferred Stock will be entitled to receive, when and as declared, a quarterly dividend at an annual rate equal to the greater of $1.00 per share or one-hundredth times the cash dividend declared on the Common Stock during the period from January 1 through December 31 of the immediately preceding year.
In addition, the Series A Preferred Stock is entitled to one hundred times any non-cash dividends (other than dividends payable in Common Stock) declared on the Common Stock, in like kind. In the event of the liquidation, dissolution or winding up of the Company, the holders of Series A Preferred
Stock will be entitled to receive a liquidation payment in an amount equal to the greater of $1.00 per share or one hundred times the liquidation payment made per share of Common Stock. Each share of Series A Preferred Stock will have one hundred votes, voting together with the Common Stock.

     Upon exercise of the Rights, the Series A Participating
Preferred Stock will be distributed to holders of the Rights upon exercise thereof and payment of the Exercise Price (as defined in the Rights Agreement). Absent an available exemption from the registration requirements of the Securities Act of 1933, as amended, registration of the Series A Participating
Preferred Stock will be required prior to such distribution under the Securities Act of 1933, as amended, and applicable state
"blue sky" laws.

Options and Warrants
     The Company has a stock option plan providing for the issuance of up to 500,000 shares of the Company's common stock pursuant to options granted under the Option Plan. Since inception, the Company has issued additional options and warrants to officers, directors, and unaffiliated third parties.
The Company has not recorded compensation expense relating to any issuance of options or warrants since, in all instances, the exercise price was greater than or equal to the market value of the underlying shares of the Company's common stock on the dates of grant.

     During the fiscal year ended June 30, 1995, the Company issued options to purchase 250,000 shares of common stock at an exercise price of $1.13 to Carey Webb. In addition, options to acquire 300,000 shares at an exercise price of $1.00 per share were awarded to Park Newton but have not been issued because of a requirement that the Board of Directors take certain actions prior to granting such options.

     During the fiscal year ended June 30, 1994, the Company issued options to purchase common stock at an exercise price of $1.00 as follows: 200,000 to Park Newton; 60,000 to Aris
Newton;  35,000 to John Caskey; and 50,000 to Charles Ross.

     At June 30, 1995, options for the purchase of 756,000 shares of common stock at prices ranging from $.53 to $6.27 per share were outstanding. At June 30, 1995, warrants for the purchase of 846,650 shares of common stock at prices ranging from $1.00 to $8.00 per share were outstanding.

NOTE 8 - LICENSED DEALER PROGRAM REVENUE

     The Companys automotive operations consist of providing
Licensed Dealer Programs to retail tire service stores on an annual basis with cancellation clauses from 30 days up to one year.
The Company provides all equipment, training, service and marketing support for the sale by licensed dealers of AccuBalance services to the general public. Typically, the Company charges licensed dealers a base fee ranging from $429 to $449 per month plus a fee of $.25 per tire balanced using the Combi-Matchers. The Company accounts for Licensed Dealer Programs in a manner similar to operating leases. For the periods ended June 30, 1995 and 1994, revenue relating to the number of tires matched amounted to $323,467 and $912,395, respectively. The Company also received $675,000, for the number of tires matched, in the first six months of fiscal 1994 under an interim agreement with Sears. This revenue was classified as revenue relating to matched tires.

NOTE 9 - COMMERCIAL REAL ESTATE RENTAL REVENUE

     The Company, through its wholly-owned subsidiary Imeson
Center, Inc., leases improved real property located in Jacksonville, Florida. The leases include a base rental fee, a contingent rental fee to reimburse the Company for common area maintenance costs, and a requirement that the tenants pay for their utilities. The land and building had a carrying cost of $7,158,204 and accumulated depreciation of $142,268 as of June 30, 1995. Minimum future rentals under noncancelable leases as of June 30, 1995 are as follows:

          1996               1997                1998
   1999                 2000             Thereafter
Total

      $1,452,973         $  754,419          $  773,147          $
792,530        $  812,592          $1,659,953
$6,245,614

     During fiscal 1995, rental revenue included $228,989 of contingent rentals.

NOTE 10 - GAIN ON SEARS SETTLEMENT

     On February 24, 1994, the Company entered into a Settlement
Agreement with Sears under which Sears and the
Company mutually released each other from any and all claims arising from the May 1989 Sears Licensed Tire Matching
Agreement.  As part of the Settlement Agreement, Sears paid the
Company $16,168,000 in cash and transferred to the
Company approximately 74 acres of Duval County, Florida improved real property and personal property (the "Property"),
which has been appraised at $6,000,000.  The cash payments included
$1,218,600 in licensed dealer program revenue. In
turn, the Company transferred 1,226 Tire Matching machines and patents pertaining to the Tire-Matching technology (which
had a net book value of $4,342,851) to Sears.  The Company incurred
$2,542,961 in commissions and bonuses relating to this
settlement.   This settlement generated a one-time gain of
$14,063,588, recognized in fiscal 1994.

NOTE 11 - ASSET WRITE-DOWNS

     The Companys Licensed Dealer agreement with Big Ten Tire was terminated effective June 30, 1995. The Companys policy is to include the net book value of Dealer Licensed Programs in work in process. The Company estimated that the remaining net book value of the Dealer Licensed Programs plus the cost of remanufacturing would be in excess of market value. Therefore, the Company wrote down the net book value of the Big Ten Tire Dealer Licensed Programs by $189,387 prior to placing them in work in process. The Company wrote off miscellaneous costs related to patents, trademarks, and other assets having a net book value of $89,803 at June 30, 1995.
During 1995, the Company incurred and capitalized
$169,327 in costs related to the development of an improved balancer technology. Management elected to write off these costs as of June 30, 1995 and will expense any future costs incurred related to the refinement of the improved balancer technology. During fiscal 1994, due to the termination of the relationship with Sears, the Company wrote off the value of parts inventories associated with the Tire-Matcher.

NOTE 12 - EXTRAORDINARY ITEM

     In December 1989, the Company issued $5,000,000 of Senior
Subordinated Notes (the "notes") due in December 1997 to
Mass Mutual Life Insurance Company and certain of its affiliated investors and loan participants ("Mass Mutual").
Following certain adjustments to the terms of the notes in light of the Company's then-existing financial condition, Mass
Mutual and the Company entered into a Settlement and Release
Agreement, dated September 8, 1993, under which the
Company agreed to make three payments totaling $250,000 in exchange for a discharge and release from liability on the
principal and interest due on the notes.  The Company made the referenced payments and, accordingly, the $5,000,000 of
Senior Subordinated Notes issued to Mass Mutual along with accrued interest on those notes of $1,562,000 are now satisfied
and discharged. All deferred borrowing costs relating to the Mass
Mutual notes were written off in September 1993.   This
resulted in the Company recognizing a one-time extraordinary gain after taxes of $3,874,500, ($6,312,500 less deferred and
current taxes of $2,438,000) in the fiscal year ended June 30,
1994.

     The Company entered into a Settlement and Release Agreement with PNC Bank Kentucky, Inc. ("PNC"), dated
September 8, 1993 and subsequently amended, pursuant to which PNC agreed to release the Company from liability with
respect to $7,905,600 of outstanding principal, and accrued
interest of $1,155,928, as of February 21, 1994, which the
Company was obligated to pay to PNC under a series of Credit
Agreements which provided for a combination of term and
revolving credit loans to the Company.  As a condition to the
Settlement and Release Agreement with PNC, subsequently
amended, the Company made $635,000 in principal payments from
September 1993 to February 15, 1994, and the remaining
payment of $1,550,000 was made on February 24, 1994.  In addition, the Company made $60,000 in interest payments to
PNC for the year ended June 30, 1994.   This resulted in the
Company recognizing a one-time extraordinary gain of
$4,610,528 ($7,511,528 less taxes of $2,901,000) in the year ended
June 30, 1994.  The total extraordinary item recognized
for the year ended June 30, 1994 was $8,485,028 ($13,824,028 less taxes of $5,339,000).

NOTE 13 - INCOME TAXES

     The sources of significant temporary differences which gave rise to deferred tax assets and liabilities as of June 30, 1995 are as follows:

Current deferred tax asset



  Allowance for doubtful accounts
$
8,000


  Capitalized lease expensed for tax

10,000


  Accrued salaries and bonuses

226,000


      Current deferred tax asset
$
244,000



Non-current deferred tax liability




  Book basis of property, plant and equipment in excess of tax
$
425,000


  Book basis of intangible assets in excess of tax

60,000


  Book basis of investment in subsidiaries in excess of tax

1,937,000


  Net operating loss carryforward
(
84,000
)

  Tax capital loss carryforward
(
2,000
)



2,336,000


  Valuation allowance for  loss carryforwards

44,000


    Non-current deferred tax liability
$
2,380,000


     The components of the provision (benefit) for income taxes for the years ended June 30, 1995 and 1994 were as follows:




1995


1994










Current tax expense (benefit)

$ (
509,000
)
$
3,397,286


Benefit of operating loss carryforward


--

(
3,580,000
)

Deferred tax expense (benefit)








Current

(
244,000
)

--


Non-current

(
 247,000
)

219,000




$  (
1,000,000
)
$
36,286

     In 1994, current tax expense of $2,931,000 and deferred tax expense of $2,408,000 were allocated to the extraordinary item. As a result of the Tax Reform Act of 1986, a separate parallel tax system was created called the Alternative Minimum
Tax (AMT) system.  AMT is calculated separately from the regular US
Federal income tax and is based on a flat rate applied to a broader tax base. The higher of the two taxes is paid. The excess of the AMT over regular tax is a tax credit, which generally can be carried forward indefinitely to reduce regular tax liabilities of future years.

     The difference between the provision (benefit) for income taxes and the amounts obtained by applying the statutory US
Federal Income Tax rate to the income before taxes is as follows:


1995


1994

Tax expense (benefit) at statutory rate
$ (
871,000
)
$
3,238,000


Increase (decreases) in taxes resulting from tax effects of:







   State income taxes, net of federal tax benefit
(
181,000
)

335,000


   Non-deductible expenses

241,000


--


   Benefit of net operating loss carryforward

--

(
3,580,000
)

   Increase in valuation allowance
44,000


--


   Adjust prior year income tax estimate
(
175,000
)

--


   Other
(
58,000
)

43,286



$ (
1,000,000
)
$
36,286

     As of June 30, 1995, the Company had approximately a $1,500,000 net operating loss carryforward for state tax purposes and a $4,000 capital loss carryforward for both state and federal purposes. The net operating loss carryforward expires in the year 2010 and the capital loss carryforward expires in the year
2000. The Company recorded a $44,000 valuation allowance in 1995 related to these carryforwards.

NOTE 14 - RELATED PARTIES

          The Company's consulting agreement with Cross-Tec Market
Systems Inc., a company owned by one of the Company's former directors, terminated on December 31, 1993.
Pursuant to an oral modification, the Company extended this agreement and continued to pay Cross-Tec Market Systems, Inc.
$13,300 in monthly consulting fees until July 31, 1994 when the agreement was terminated. During the fiscal year ended
June 30, 1994 the Company paid $146,300 to Cross-Tec
Market Systems, Inc. In addition, the Company paid $119,808 individually to another former officer and director for consulting services regarding the operations of the Company.

     The Company entered into certain compensatory agreements with related party consultants providing for payments which were contingent upon the Sears settlement. During the fiscal year ended June 30, 1994, the Company incurred
$2,542,961 of commissions and bonuses payable to R. Park Newton, Cross-Tec, Kerry F. Marler, Asset Consultants, Inc.,
Carey Webb, and Harvey Moore. Independent compensation consultants have reviewed certain of these commission agreements for reasonableness.

     On July 1, 1987, as part of the financial consolidation of the Company and its predecessor corporations, a lease and license agreement was entered into by the Company and Ride Control
Systems, Inc., ("Ride Control") a South Carolina company wholly-owned by Park Newton and his wife. Pursuant to this agreement, the Company was obligated to pay Ride
Control $10,517 per month for the use of technology which is a component of its Tire Matching technology. Pursuant to periodic oral modifications to that agreement, the Company from time to time paid less than the required monthly amount to afford the Company additional working capital. Park Newton contended that the oral modifications permitted the reduced payments, but that the unpaid amounts were an accrued obligation of the Company to Ride Control and the total amount of such accrued obligation as of March 31, 1994 was $471,282 ("Accrued
Fees"). The Company, however, treated the oral modifications as if the contractual obligation was reduced from $10,517 per month to the amount actually paid in a particular month, with no obligation being accrued for the difference between such amounts. Additionally, since the intellectual property that is licensed pursuant to the Ride Control agreement has been sold by the Company to Sears as part of the Sears settlement agreement, and since the Company is required by the Sears agreement to transfer the Tire Matching technology free and clear of all liens and encumbrances, the Company and Ride
Control agreed to a settlement pursuant to which Ride
Control disclaimed any rights to such technology in exchange for the settlement payment described in the following paragraph. Assuming that the Company agreed to pay Ride Control the Accrued Fees plus additional fees of $225,216, (representing the amounts payable to Ride Control by the Company under the agreement for the remaining life of the patents relating to the technology, reduced to present value) the Company would be indebted to Ride Control in the amount of $696,498. As of June 3, 1994, the payments against Accrued Fees and the accrued interest on the above-referenced promissory note equaled $345,627 (after subtracting $110,718, the amount owed to Park Newton for unreimbursed business expenses). Park Newton authorized such payments against Accrued
Fees based upon his belief that the aggregate amount owed by the Company to Ride Control for Accrued Fees exceeded the amount of the payments. Consequently, if the Company, as contended by Park Newton, is liable to Ride Control for Accrued Fees, and if credit was given to Ride Control for the present value of future fees, the net due to Ride Control, after subtracting the $345,627 amount already paid as referenced above, is $350,872. The Board of Directors, Ride
Control, and Park Newton agreed that the Company would pay
Ride Control one-half of this net amount in settlement of this matter and in termination of the license agreement.
Consequently, the Company's settled obligation to Ride Control was $175,436. This amount was subsequently paid after June 30, 1994. The Company incurred expense of $601,395 in regard to this agreement in the year ended June 30, 1994.

     Ride Control used the monthly payments received from the Company to make loan payments on $500,000 of indebtedness owed to two unaffiliated financial institutions. This indebtedness was collateralized by Ride Control's rights to the patent leased to the Company. Ride Control became delinquent in its payments on these loans. The financial institutions maintained that the delinquency was partially due to reduced cash flow as a result of reduced lease payments made by the Company. NationsBank filed suit against both Ride Control Systems,
Inc. and the Company to recover past due amounts.
NationsBank maintained that since Ride Control Systems Inc. and the Company are controlled by the same party that they should be held jointly liable. As a result of a mediation conference held on October 26, 1993, the Company agreed, without admitting liability, to settle the referenced lawsuit by making a payment of $20,000 to NationsBank and dismissing, with prejudice, its own counterclaim against NationsBank. The Company and NationsBank also agreed to release each other from further liability. The required payment has been made by the Company.

     Ride Control had no assets and its only revenue was the lease payments received from the Company. Ride Control's only liabilities were the indebtedness to the two unaffiliated financial institutions. As part of the February 24, 1994 settlement with Sears, the Company's rights in the lease and license agreement with Ride Control was transferred to Sears as discussed above.

     During the fiscal year ended June 30, 1994, the Company also entered into Indemnity Agreements with R. Park Newton,
III, John L. Caskey, Charles A. Ross and Aris W. Newton, under which the Company agreed to indemnify and hold harmless such individuals against all expense, judgments, fines, penalties, etc. reasonably incurred by each in connection with their services to the Company. However, such indemnification only applies following a specific determination that such individuals acted in good faith and in a manner which each reasonably believed to be in the best interests of the Company.
The Board of Directors previously authorized the advance of costs and expenses incurred by R. Park Newton, III, the Company's current Chairman of the Board, Secretary, Treasurer and a director, as well as those costs and expenses incurred by Douglas Gardner, Richard Russell, Charles Ross, Richard W.
Brewer, and George Crook, all of whom are former officers, directors, employees or agents of the Company, in connection with the Securities and Exchange Commission
(Commission) investigation. Such advances were conditioned on repayment if it was ultimately determined that the person whose behalf the advance was made did not meet the statutory standards of conduct required for indemnification. Under
Delaware law, a person may only be indemnified to the extent that they are determined to have acted in good faith and in a manner reasonably believed by them to be in the best interest of the Company. In connection with the Commission's investigation, the Company's Board of Directors engaged counsel to conduct an internal investigation of the matters underlying the Commission's investigation. Based upon such report and on the matters raised by the Commission's investigation, the Board of Directors discovered no evidence that the referenced officers, directors, employees and agents acted other than in good faith and in a manner which they reasonably believed to have been in the best interests of the Company in discharging their duties. Accordingly, the Board of Directors has determined that the referenced individuals are entitled to indemnification for costs and expenses incurred in connection with the Commission investigation referenced above. The Company accrued $455,000, for judgments and fines as of June 30, 1994.

     The above amounts are not necessarily indicative of amounts which would have been incurred had comparable transactions been entered into with independent parties.

NOTE 15 - LEGAL PROCEEDINGS

     Other than the litigation described below, the Company is aware of no other material legal proceedings, pending or threatened, to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5% of the Companys common stock is a party adverse to the Company or has a material interest adverse to the Company or to which the Company is a party or its property subject.

A.   Securities and Exchange Commission Proceeding

     On May 28, 1993, the United States Securities and Exchange
Commission ("the Commission") entered an Order
Directing Private Investigation and Designating Officers to Take
Testimony in the Matter of Assix International, Inc. ("the
Order"). The Order was based upon reports from Commission staff personnel prepared as a result of an informal preliminary investigation, apparently initiated in June 1992, regarding certain of the Companys prior activities. The reports alleged that the Company may have violated various provisions of the Securities
Exchange Act of 1934, as amended (the Exchange
Act) and rules promulgated thereunder by, among other reasons, failing to report the loss of its principal customers in a timely and accurate fashion and falsely reporting a material amount of nonexistent revenue from one of those lost customers.
The reports also alleged that certain individuals, including the Companys officers and directors, may have participated in such violations or aided and abetted the suspected Company violations. As a result of the investigation, the Commissions
Enforcement Division (the Enforcement Division) informed the
Company and certain of the current and former officers and directors that it intended to recommend to the Commission that the Company and such individuals be charged with certain violations of the Exchange Act and the rules promulgated thereunder. Additionally, it was alleged that Mr. Newton traded Company securities before the foregoing information had been disclosed, thereby violating the insider trading provisions of the Securities Act of 1933 (the Securities Act) and the Exchange Act.

     In connection with the foregoing, the Companys Board of Directors engaged counsel to conduct an internal investigation into the matters underlying the Commissions reports.
Based upon the results of this investigation and its knowledge of the Commissions reports, the Board of Directors has discovered no evidence that the officers and directors of the Company acted other than in good faith and in a manner in which they believed to be in the best interests of the Company in discharging their duties.

     Thereafter, the Company and the Enforcement Division tentatively reached a settlement agreement pursuant to which the Company, while neither admitting nor denying violations of the federal securities laws, would have consented to the entry of a permanent injunction enjoining the Company from future violations of the federal securities laws, but no monetary penalty would have been assessed against the Company. However, in September
1994, the Enforcement Division withdrew its recommendation that the Commission enter into the referenced consent decree and commenced to investigate possible additional violations of the federal securities laws involving the valuation of real property received by the Company in its contractual settlement with Sears, Roebuck & Co. (Sears).

     On September 26, 1995, the Commission filed suit in the Federal District Court for the Middle District of Florida (Civ.
No. 95-1583-CIV-T-23-B) against the Company, R. Park Newton, III,
Frederic S. Schadt, Charles A. Ross, Douglas S.
Gardner, George Crook, Richard I. Brewer, and J. Theodore Biesanz.
The complaint alleges that the Company, Mr. Newton
(former President and Chief Executive Officer), Mr. Ross (former member of the Board of Directors), Mr. Crook (former
Chief Operating Officer), Mr. Gardner (former Secretary and
Treasurer) and Mr. Brewer (former Controller) violated certain provisions of the Exchange Act and the rules thereunder.
Specifically, the complaint alleges that the Company and in various instances those individuals: (i) during the fiscal years 1991 through 1993 concealed the loss of the Companys principal customers as licensed dealers and filed false periodic reports under the Exchange Act with respect thereto; and (ii) falsified the Companys books and records in order to conceal the loss of its principal customers, including using allegedly fictitious invoices to deceive the Companys auditors.

     The complaint also alleges that the Company understated the value of a large piece of commercial real estate, known as the Imeson Center, received by the Company in a contractual settlement with Sears. Although the value was derived from an independent MAI appraisal commissioned by the Company, such appraisal is alleged by the Commission to be unreasonably low and obtained through manipulation by Mr. Newton.
The Commission charges that such artificially low appraisal was procured to understate the Companys income tax liability. The Commission also alleges that the Company and Mr. Newton failed to inform the auditors of other allegedly material information bearing on the value of Imeson Center.
The Company recently became aware that on July 28, 1995, an appraisal was completed on behalf of Harvey Moore in his litigation against the Company, valuing the Imeson Center at $18,225,000, an amount substantially above the value utilized by the Company in its financial statements. The Company has reviewed this appraisal and believes that it contains significantly erroneous assumptions and conclusions.

     The complaint also alleges that Mr. Newton, Mr. Schadt and Mr.
Biesanz violated certain provisions of the Securities
Act, the Exchange Act and the rules thereunder by engaging in illegal insider trading in the Companys common stock. The
Commission contends that (i) Mr. Newton and Mr. Biesanz sold
Company stock while the Company was concealing the loss of its principal customers; and (ii) Mr. Newton improperly disclosed to Mr. Schadt material non-public information concerning settlement negotiations between the Company and Sears, and Mr. Schadt acquired Company common stock in reliance on such non-public information. The complaint also alleges that Mr. Newton failed to timely file with the Commission required reports of his trading.

     The Commission seeks (i) a permanent injunction against the Company and the individual defendants enjoining them from violating certain provisions of the federal securities laws;
(ii) an order permanently prohibiting Mr. Newton from serving as an officer or director of a company whose securities are publicly held and that is regulated by the Commission;
(iii) disgorgement by Messrs. Newton, Schadt and Biesanz of profits resulting from the allegedly improper stock transactions;
(iv) an order requiring the Company to obtain a new appraisal for Imeson Center and to restate its 1994 fiscal year financial statements to reflect the new appraisal; and (v) an order requiring the Company and Messrs. Newton, Ross, Crook, Gardner,
Brewer, and Schadt to pay civil penalties under the Securities
Enforcement Remedies and Penny Stock Performance Act of
1990. The Company intends to vigorously defend itself in this action.

B.   ASX Investment Corporation

     On April 25, 1994, ASX Investment Corp., a Delaware corporation (ASX Investment) which owns approximately seven percent (7%) of the Companys issued and outstanding common stock, filed a Complaint in the United States District
Court for the Eastern District of Pennsylvania against R. Park
Newton, III, Frederick Schadt, Arlene Schadt and the
Company. Mr. Steve Rosner subsequently joined the complaint as a co-plaintiff. On September 13, 1994, the Pennsylvania court transferred the action to the United States District Court for the Middle District of Florida, Civil Action No. 94-1698,
CIV-T-25B.

     In the complaint, as amended, the plaintiffs allege that the Company's 1994 Proxy Statement contained numerous misrepresentations, breach of fiduciary duty, fraud, mismanagement and waste of corporate assets. The Florida District
Court has not yet ruled on motions to dismiss, for summary judgment, for discovery sanctions, and for leave to seek discovery from certain individual defendants. A case management conference was held on April 4, 1995, and a case management report was entered as a result of that meeting. No action has been taken in this case since that time.

     The Company and each of the individual defendants have denied all of the foregoing allegations and each has indicated an intention to vigorously defend their actions in the ASX
Investment litigation brought against them. Although it is possible that R. Park Newton, III may have one or more interests materially adverse to the interests of the Company in this litigation, Mr. Newton has denied the allegations made in this action and intends to vigorously contest the allegations set forth in the ASX Investment complaint.

C.   Kerry F. Marler

     On June 10, 1994, the Company filed a complaint against Kerry
F. Marler, in the Circuit Court of the Thirteenth Judicial
Circuit, in and for Hillsborough County, Florida, Case No.
94-03995. The Company is seeking damages for breach of fiduciary duty and breach of employment agreement and is seeking a declaratory judgment that Marlers March 1, 1994 employment agreement and incentive compensation agreement with the Company superseded any prior agreements between the parties. Marler, a former employee, director, officer, and consultant of the Company, is believed to have divulged confidential corporate information to ASX Investment Corp., in violation of his fiduciary and contractual obligations. The
Company amended the Complaint on August 30, 1994 to join KFM
Venture, Inc. and Amazing Systems, Inc., two corporations wholly-owned by Marler. Marler answered the amended complaint and filed a counterclaim. There was a significant delay during which Marlers counsel withdrew from the case. Parts of Marlers counterclaim were dismissed on August 10, 1995. Through his new attorney, Marler filed an amended counterclaim against the Company on September 11, 1995 alleging causes of action against the Company for breach of contract, violation of the Whistleblowers Act, defamation, conversion, and violation of Chapter 772, Florida Statutes. A response to the amended complaint is due in October. The
Company believes that most counts of the amended complaint contain the same defects as the counterclaim that was dismissed in August. The Company believes that the amounts owed to Marler are subject to offset for the damages caused by Marler to the Company and that it has committed no action that would support an award of damages to Marler.

D.   KFM Venture, Inc.

KFM Venture, Inc., a corporation wholly-owned by Kerry F. Marler, filed a complaint on August 10, 1994 in the Thirteenth
Judicial Circuit, in and for Hillsborough County, Florida, Case No.
94-05485, alleging that it is owed money pursuant to an incentive compensation agreement. KFM Venture alleges that the agreement gives it the right to receive a bonus, based on the value of certain real property received by the Company as a result of services performed by Marler. Because the subject matter of this suit is intertwined with the action described above, the Company answered the complaint by denying that it owes KFM Venture the sums claimed and moved to consolidate the case with the previously filed action. The court denied the Companys motion to consolidate and denied KFM Ventures motion to set the case for trial. A substantial delay occurred when KFM Ventures counsel withdrew from the case. On
August 31, 1995, new counsel appeared on behalf of KFM Venture, but no action has occurred since that time.

E.   Harvey Moore

     Harvey Moore previously served as a consultant to the Company under a letter agreement dated July 20, 1993. Mr.
Moore filed a complaint for declaratory judgment on February 15, 1994 in the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, alleging that the Company failed to compensate Moore for services rendered in negotiating a settlement agreement between the Company and Sears. The parties have engaged in discovery and participated in a mediation on July 27, 1995, but were unable to reach an agreement.
Discovery is ongoing and this matter is scheduled for trial the week of December 11, 1995.

F.  NATIONSBANK

     On February 27, 1995, NationsBank of Florida, N.A. filed a complaint in the Circuit Court of the Thirteenth Judicial
Circuit, in and for Hillsborough County, Florida, Case No.
95-001369. NationsBank is seeking recovery of $220,267.57 transferred from R. Park Newton , III to the Company, plus pre-judgment interest and taxable costs and expenses. On
December 15, 1993, a final judgment was entered in favor of NationsBank against, among others, R. Park Newton, III. The
Company was a co-defendant in the lawsuit and had previously settled with NationsBank. NationsBank contends that the transfer of funds to the Company were fraudulent transfers, voidable under Florida statutes, and therefore, they are entitled to recovery from the Company. R. Park Newton, III has agreed to reimburse the Company for any costs or liabilities incurred as a result of this litigation.

NOTE 16 - SEGMENT INFORMATION

     The Companys operations consist of the automotive service operation that markets the AccuBalance total wheel balancing system and the Imeson Center commercial real estate rental operation. Financial information of the reportable segments for the year ended June 30, 1995 is as follows:


Auto


Imeson


Corporate


Total


Revenue

$

1,119,420


$

1,119,566

$

--


$

2,238,986



Operating profit (loss)

$ (

308,545

)

$

235,317


$ (

1,796,758

)

$ (

1,869,986

)


Identifiable assets

$

2,880,414


$

7,908,894


$

3,442,793


$

14,232,101



Depreciation and amortization

$

548,193


$

176,891


$

75,480


$

800,564



Capital expenditures

$

940,207


$

1,307,885


$

106,980


$

2,355,072








8


F-15
