Form 10QSB
period 1995-09-30
EXCAL ENTERPRISES INC
filed 1995-11-15
CIK 832813

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

(Mark One)

	[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended September  30, 1995


	[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

		For the transition period from ___________________ to ___________________


Commission File No. 0-17068


				Excal Enterprises, Inc.
(Exact name of small business issuer as specified in its charter)

		Delaware                                    59-2855398
	      (State or other jurisdiction of                                        (I.R.S. Employer Identification No.)
	       incorporation or organization)

100 North Tampa Street, Suite 3575 Tampa, Florida  33602
(Address of principal executive offices)

		(813) 224-0228
Registrant's telephone number, including area code


(Former Name, former address and former fiscal year, if changed since last year)

	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes    X        No

As of September 30, 1995, there were 4,666,866 shares of the issuer's common stock, par value $0.001, outstanding.


Item 1.  Financial Statements.
EXCAL ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1995

ASSETS
Current Assets
Cash and cash equivalents                                                 $  2,243,498
Marketable securities                                                           99,844
Accounts receivable - trade, less allowance for
 doubtful accounts of $18,159                                                  402,379
Accounts receivable - related parties, less
 allowance for doubtful accounts of $9,782                                      27,042
Income tax receivable                                                          547,390
Prepaid expenses and deposits                                                  186,683
Deferred tax asset                                                             259,000
     Total current assets                                                    3,765,836

Property, plant and equipment
Land                                                                         1,740,000
Buildings and improvements                                                   5,941,274
Licensed dealer programs                                                     2,114,415
Furniture, fixtures, vehicles and equipment                                    760,912
									    10,556,601
    Less accumulated depreciation and amortization                           1,565,070
									     8,991,531
    Licensed dealer programs in process                                        858,030
      Total property, plant and equipment                                    9,849,561

Manufacturing technology, less accumulated amortization of $64,303             163,654
Capitalized Clearing Costs, less accumulated amortization of $19,074           332,267
Commission Costs, less accumulated amortization of $53,095                     205,312
Other intangible assets, less accumulated amortization of $242,920              12,481

      Total Assets                                                        $ 14,329,111
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable and accrued liabilities                                  $  1,125,812
Reserve for litigation                                                         846,480
Current portion of long-term debt and
 obligations under capital leases                                               68,794
      Total current liabilities                                              2,041,086

Long-term debt and obligations under capital leases                             90,537
Deferred tax liability                                                       2,356,000

Stockholders' equity
Preferred stock                                                                     --
Common stock                                                                     4,713
Additional paid-in capital                                                   5,820,533
Retained earnings                                                            4,222,366
Less 47,000 shares of common stock held in treasury at cost             (      206,124)
      Total stockholders' equity                                             9,841,488

Total Liabilities and Stockholders' Equity                                $ 14,329,111
The accompanying notes are an integral part of the consolidated financial statements


EXCAL ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
							   Quarter Ended September 30
							     1995               1994
Revenue
  Licensed dealer program                              $   232,003        $   281,702
  Commercial real estate rental                            681,951                 --

     Net revenue                                           913,954            281,702

Operating costs
  Licensed dealer program                                  171,983            218,606
  Commercial real estate rental                            198,678            155,714
  General and administrative                               253,435            579,048
  Depreciation and amortization                            200,427            183,857
     Total operating costs                                 824,523          1,137,225

     Net operating profit (loss)                            89,431         (  855,523)

Other income (expense)
  Professional fees related to litigation               (   55,408)        (  215,039)
  Dividend and interest income                              33,788             55,176
  Realized gain from sale of trading securities                 --            250,597
  Interest expense                                      (    4,135)        (      727)
  Loss on disposals of assets                           (    4,032)        (    8,267)
  Miscellaneous income                                      32,038                796
     Net other income (expense)                              2,251             82,536

Income (loss) before income tax provision                   91,682         (  772,987)

Income tax provision                                        38,000                 --

Net income (loss)                                      $    53,682        $(  772,987)

Earnings (loss) per common share                       $       .01        $(      .17)

Weighted average common and
 equivalent shares outstanding                           4,879,053          4,666,866

The accompanying notes are an integral part of the consolidated financial statements



EXCAL ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
							   Quarter Ended September 30
							     1995              1994
Cash provided by operating activities                  $   102,922        $ 5,820,444

Cash flows from investing activities
  Purchase of held-to-maturity securities                       --         (3,917,996)
  Maturity of held-to-maturity securities                1,186,135                            --
  Property and equipment additions                      (  145,929)        (  875,143)
    Net cash provided (used) by investing activities     1,040,206         (4,793,139)

Cash flows from financing activities
  Net proceeds from long-term debt                          47,000             70,534
  Principal repayments of long-term debt
   and capital leases                                   (   20,324)        (    8,904)
    Net cash provided by financing activities               26,676             61,630

Increase in cash and cash equivalents                    1,169,804          1,088,935

Cash and cash equivalents at beginning of period         1,073,694            424,908

Cash and cash equivalents at end of period             $ 2,243,498        $ 1,513,843

The accompanying notes are an integral part of the consolidated financial statements


ASSIX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

	In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended September 30, 1995 and 1994, (b) the financial position at September 30, 1995, and (c) cash flows for the three-month periods ended September 30, 1995 and 1994, have been made.

	The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1995.
The results of operations for the three-month period ended September 30, 1995 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

	Earnings (loss) per common share is based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options (209,828 shares) and purchase warrants (2,359 shares).  Fully diluted earnings per share are not presented because it approximates earnings per common share.


Item 2.  Management's Discussion and Analysis.

	The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and
Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

Results of Operations

	The Company's operational revenue and costs fall into three categories.  Licensed dealer program revenue and costs relate to the Company's automotive services operations.  Commercial real estate rental revenue and costs relate to the lease and management of property located in Jacksonville, Florida (Imeson Center).  General and administrative costs represent costs of the corporate office.  The following discussion compares the results of operations for the three-month period ended
September 30, 1995 (First Quarter 1995) with the three-month period ended September 30, 1994 (First Quarter 1994).

Licensed Dealer Program

	Revenue from licensed dealer programs for First Quarter 1995 was $49,699 less than First Quarter 1994.  Big 10 Tires terminated its licensed dealer program with the Company effective June 30, 1995.  Big 10 Tires accounted for $69,972 of the revenue in First Quarter 1994.  Excluding Big 10 Tires, revenue from other licensed dealers increased 10% in First Quarter
1995, as compared to First Quarter 1994.  As of September 30, 1995, the Company had 137 licensed dealer programs in operation.  As of September 30, 1994, the Company had 167 licensed dealer programs in operation, 43 at Big 10 Tires stores and 124 at other licensed dealers.  The Company is continuing to look for new opportunities to increase the number of participating licensed dealers.

	Licensed dealer program operating costs for the First Quarter 1995 declined by $46,623 (21%), as compared to the
First Quarter 1994.  These costs savings were achieved primarily as a result of personnel reductions in the last six months of
1994.  The Company's automotive operations generated an operating loss of $48,049 for the First Quarter 1995.  This operating loss includes the deduction of $108,069 in depreciation and amortization.  During First Quarter 1995, $85,842 of manufacturing costs were capitalized into work in process.  Therefore, net cash outlays for automotive operation were
$25,822 in First Quarter 1995.  The Company has implemented additional cost saving measures designed to eliminate negative cash flows from operations.

Commercial Real Estate Rental

	The commercial real estate operation generated revenue of $681,951 in First Quarter 1995 and no revenue in First
Quarter 1994.  The two primary tenants, Laney & Duke Terminal Warehouse Company (Laney & Duke) and America Online
(AOL) occupy 87% of the available warehouse space and 50% of the available office space, respectively.  The Company is continuing to negotiate with Laney & Duke to extend its lease beyond the current December 31, 1995 expiration date.  The operating costs increased as a result of having tenants utilizing the building during First Quarter 1995.  Most of the costs incurred in First Quarter 1994 were related to finding tenants and evaluating the Company's options for use of the building.

General and Administrative Costs

	General and administrative costs were reduced by more than 56% in First Quarter 1995, compared to First Quarter
1994.  This cost reduction was primarily related to salary costs and professional fees.  Professional fees were reduced from
$215,039 in First Quarter 1994 to $52,444 in First Quarter 1995.  Reductions were achieved in both legal fees and accounting fees.  Gross salaries were reduced from $245,262 in First Quarter 1994 to $130,185 in First Quarter 1995.  This
savings was the result of personnel reductions made during the first seven months of fiscal 1994.

Consolidated Operating Results

	Net revenue of the Company increased by 224% in First Quarter 1995, as compared to First Quarter 1994, to
$913,954 from $281,702.  The decline in licensed dealer program revenue as a result of the loss of Big 10 Tires was more than offset by the revenue from the commercial real estate operation.  Total operating costs declined from $1,137,225 in First
Quarter 1994 to $ 824,523 in First Quarter 1995.  The Company posted a net operating profit of $89,431 for First Quarter
1995, as compared to an operating loss of $855,523 for First Quarter 1994.

	Professional fees related to litigation were significantly reduced from $215,039 in First Quarter 1994 to $55,408 in
First Quarter 1995.  These reductions have been achieved in part by management's consolidation of its litigation efforts with one law firm.  However, the Company expects to continue to incur significant costs related to litigation.

	Income from dividends and interest declined as a result of a decline in cash and marketable securities.  The realized gain in First Quarter 1994 is the result of the sale of all equity securities in which the Company had invested.  At that time, the
Company changed its investment policy to only invest in short-term debt securities issued by the United States Government or its agencies to avoid the risk of principal loss.

Liquidity and Capital Resources

	Cash provided by operating activities was $102,922 in First Quarter 1995, compared to $5,820,444 in First Quarter
1994.  During 1994, the Company invested excess cash in marketable equity securities.  Cash invested in these securities and receipts from the sale of these securities are treated as operating cash flows.  In First Quarter 1994, proceeds from the sale of equity securities exceeded investments in equity securities by $6,794,907.  Excluding the net receipts from the sale of marketable equity securities, operating activities used $974,463 in First Quarter 1994.  Working capital provided by operating activities was $164,531 in First Quarter 1995, as compared to working capital used by operations of $600,811 in First
Quarter 1994.

	During First Quarter 1995, $1,186,135 of debt securities that the Company invested in matured.  No purchases of debt securities were made in First Quarter 1995.  In First Quarter 1994, the Company invested $3,917,996 of the proceeds from the sale of marketable equity securities in U.S. government debt securities.  Property and equipment additions in First Quarter
1995 included $56,143 for equipment used at Imeson Center and $84,556 for licensed dealer programs, either in operation or in process.  Property and equipment additions in First Quarter 1994 included $69,713 used by Imeson Center to purchase equipment, $450,000 by the automotive division to purchase land and a building currently housing its manufacturing operation, and $189,372 for licensed dealer programs in process.  The balance of $166,058 related to improvements of the land and building acquired and other miscellaneous personal property.  The net proceeds from long-term debt in both First
Quarter 1995 and First Quarter 1994 represent post-acquisition financing of equipment acquired by Imeson Center.

	As of September 30, 1995, the Company did not have any material commitments for capital expenditures other than for ordinary expenses incurred during the usual course of business.  The Company is looking for additional tenants for Imeson
Center.  It is possible that any new tenant will require the Company to incur cost related to renovation of the property to meet the tenant's needs.  The Company is in the process of clearing out the last 199,000 square feet of warehouse space.
During First Quarter 1995, $54,610 of net costs were incurred in this endeavor.  The Company expects to have the space cleared out and available for rental by December 31, 1995.  Additional costs required to complete the clearing out process are estimated to be less than $50,000.  The automotive division is actively seeking new licensed dealers for its AccuBalance service using the Combi-Matcher technology.  As of September 30, 1995, the Company had 38 licensed dealer programs available for installation.  The Company could incur liabilities related to litigation in excess of amounts reserved (see Note 15 of the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995).
Any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing.  The availability of these capital resources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company.  Therefore, no assurances can be made by the Company that such additional capital will be available, if required.


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

	No material events have occurred in the Company's ongoing litigation matters.  For the history and current status of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

	On July 6, 1995, the Company filed a Current Report on Form 8-K regarding the termination of its business relationship with Big 10 Tires.



SIGNATURES



	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




	EXCAL ENTERPRISES, INC.
	Registrant



	Dated: November 14, 1995                /s/ W. CAREY WEBB
						W. Carey Webb
						President and Chief Executive Officer



	Dated: November 14, 1995                /s/ TIMOTHY R. BARNES
						Timothy R. Barnes
						Vice President and Chief Financial Officer

