Form 10QSB/A
period 1994-09-30
EXCAL ENTERPRISES INC
filed 1995-11-16
CIK 832813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB/A2

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1994

Commission File No. 0-17068


		Excal Enterprises, Inc.
(Exact name of registrant as specified in its charter)

	Delaware                        59-2855398
(State or other jurisdiction of                                                 (I.R.S. Employer Identification No.)
incorporation or organization)

100 North Tampa Street, Suite 3575 Tampa, Florida  33602
(Address of principal executive offices)

		(813) 224-0228
Registrant's telephone number, including area code

		Assix International, Inc.
(Former Name, former address and former fiscal year, if changed since last year)

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


Common Stock $0.001 par value                                                           4,666,866
 Class                                                                                          Outstanding at November 18, 1994




ASSIX INTERNATIONAL, INC.

INDEX


																			Page No.
PART I.  Financial Information

	Item 1.  Financial Statements

		Consolidated Balance Sheet--September 30, 1994               3-4

		Consolidated Statement of Income--Three Months Ended
			September 30, 1994 and 1993                           5

	Consolidated Statement of Cash Flows--Three Months Ended
			September 30, 1994 and 1993                           6

	Notes to Consolidated Financial Statements                           7-11

	Item 2.  Management's Discussion and Analysis of Financial
		 Condition and Results of Operations                        11-15


PART II.  Other Information

	Item 1.  Legal Proceedings                                           16
	Item 2.  Changes in Securities                                       16
	Item 3.  Defaults upon Senior Securities                             16
	Item 4.  Submission of Matters to a Vote of Security Holders         16
	Item 5.  Other Information                                           16
	Item 6.  Exhibits and Reports on Form 8-K                            16

	Signatures                                                           16


ASSIX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1994
(Unaudited)

Current assets
Cash and cash equivalents                                         $ 1,513,843
Marketable equitable securities                                     3,964,191
Notes and accounts receivables
Accounts receivable - trade                          $ 171,397
Accounts receivable - related parties                   21,299
Notes receivable - former officer                      111,088
Officer, former officer & employee advances            117,625
Less allowance for doubtful accounts                  (140,599)       280,810
Prepaid expenses & deposits                                           112,456
Inventories - at the lower of cost (determined by
 the first-in, first-out method) or market                            468,851
Total current assets                                                            $ 6,340,151

Property & Equipment
   Land - at cost                                                   1,740,000
   Licensed Dealer Programs - at cost                2,647,152
   Building - at cost                                4,710,000
   Other Property and equipment, net                   709,777
						     8,066,929
Less accumulated depreciation and amortization       1,329,667      6,737,262
   Licensed dealer demonstration programs                              39,000
   Construction in process of Licensed dealer programs                100,757
Total property and equipment                                                      8,617,019

Other Assets
Intangible Assets
 Manufacturing technology, less accumulated amortization of $50,894  177,063
 Patents, less no accumulated amortization                            67,267
 Deferred charges, less accumulated amortization of $53,760           26,857
 Organization costs, less accumulated amortization of $65,066            864
 Other, less accumulated amortization of $131,817                    108,159
Total other assets                                                                  380,210

Total Assets                                                                    $15,337,380

See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET (continued)
SEPTEMBER 30, 1994
(Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable - trade                                          $   282,042
Accounts payable - related parties                                  1,395,249
Sales and payroll taxes payable                                        13,209
Other accrued liabilities                                             212,732
Current maturities on long-term debt                                   55,487
Deferred revenue                                                       69,891
Income tax payable                                                     44,524
Total current liabilities                                                       $ 2,073,134

Long-term debt                                                                       61,960

Deferred income taxes                                                             2,627,000

Stockholders' equity
Preferred stock - authorized, 7,500,000 of shares of $.01 par
  value, non-cumulative; no shares issued and outstanding                  --
Common stock - authorized, 7,500,000 shares of $.001 par
  value, shares issued, 4,713,866, shares outstanding 4,666,866         4,713
Common stock warrants                                                      --
Additional paid-in capital                                          5,820,533
Retained earnings                                                   4,956,164
Less common stock held in treasury, 47,000 shares at cost          (  206,124)
Total stockholders' equity                                                       10,575,286

Total Liabilities and Stockholders' Equity                                      $15,337,380

See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

						       Three Months Ended
							  September 30,
						       1994          1993
Licensed dealer program revenues                  $   281,702   $ 1,702,191
Dividend & interest income                             55,176             -
Realized gain on sale of trading securities           250,597             -
Other income                                              796         7,150
						      588,271     1,709,341
Costs and expenses:
Service                                                94,736       416,201
General and administrative                          1,073,671       656,366
Depreciation and amortization                         183,857       706,002
Interest                                                  727       299,164
Loss (gain) on asset write-down                         4,235    (       23)
Loss (gain) on sale of assets                           4,032         4,032
Total Expenses                                      1,361,258     2,081,742
Loss before income taxes & extra-ordinary item     (  772,987)   (  372,401)

Provision for income taxes                                  -             -
Loss before extraordinary item                     (  772,987)   (  372,401)
Extraordinary item, net of taxes                            -     6,312,500

Net income (loss)                                 $(  772,987)  $ 5,940,099


Earnings (loss) per common and
 common equivalent share
  Income from continuing operations               $(      .17)  $(      .08)
Extraordinary item                                          -          1.35
Net income (loss)                                 $(      .17)  $      1.27

Weighted average common and common
equivalent shares used in calculation:              4,666,866     4,666,866

See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

							       Three Months Ended
								  September 30,
							       1994          1993
Cash flows provided by operating activities:
Net income                                                $(  772,987)  $ 5,940,099
Adjustments to reconcile net income to net cash provided
by operating activities
   Depreciation and amortization                              187,889       706,002
   Provision for uncollectable accounts receivable            (23,980)            -
   Loss on sale of property and equipment                       4,032         4,032
   Deferred revenue                                            33,709         1,887
   Loss on asset write-downs                                    4,235    (       23)
   Realized gain on trading securities                     (  250,597)            -
   Proceeds from sale of trading securities                 8,130,437             -
   Purchase of trading securities                          (1,335,530)            -
   Gain on debt restructuring                                       -    (6,312,500)

Changes in operating assets and liabilities:
   Accounts and notes receivable, (increase)               (    3,613)   (  536,332)
   Prepaid expenses and advances, decrease                     95,021        64,278
   Other assets, (increase)                                (      849)            -
   Accounts payable, accrued interest and
      accrued liabilities, increase                            54,470        73,293
   Accrued liabilities - related parties, (decrease)       (  285,102)            -
Accrued interest, increase                                          -       292,326
   Assets removed and placed in WIP, (increase)                     -    (   53,185)
   Sales and payroll taxes payable, (decrease)             (   16,691)   (   12,387)
Net cash provided by operating activities                   5,820,444       167,490

Cash flows used in investing activities:

   Purchase of held to maturity securities                 (3,917,996)            -
   Capital expenditures                                    (  875,143)   (  143,557)
Net cash used in investing activities                      (4,793,139)   (  143,557)

Cash flows provided by (used in) financing activities:
   Proceeds from debt                                          70,534             -
   Principal payments on debt                              (    8,904)   (  350,101)
   Accounts receivable - related parties                            -    (   75,805)
Net cash provided (used) by financing activities               61,630    (  425,906)

Increase (decrease) in cash and cash equivalents            1,088,935    (  401,973)
Cash and cash equivalents, beginning of period                424,908       582,009

Cash and cash equivalents, end of period                  $ 1,513,843   $   180,036

See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1994
(Unaudited)

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

	In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal, recurring nature.  Due to the small dollar amount associated with marketing expenses, these amounts have been reported in the general and administrative category for the periods ended September 30, 1994 and 1993.

NOTE 2 - MARKETABLE EQUITY SECURITIES.

	During the three month period ended September 30, 1994, the Company adopted Statement 115 of the Financial Accounting Standards Board "Accounting for Certain Investments in Debt and Equity
Securities."  Under this new pronouncement, securities that have readily determinable fair value should be classified into trading, held to maturity, and available for sale.  Equity securities are recorded at their fair value, and gross unrealized holding gains and losses are disclosed.  For the purpose of determining the gain or loss on a sale, the cost of securities sold is based on the average cost of all shares of each such security held at the date of sale.  During the three month period ending
September 30,1994, the Company sold all of its trading securities and invested the proceeds into
Treasury Bills and notes that are to be held to maturity.  Those sales of marketable equity securities resulted in a net realized gain of $250,597 during the three month period ending September 30,
1994.

	At September 30, 1994, the aggregate cost of the current marketable equity securities held for maturity was $3,917,996, while their market value was $3,899,616.  As of September 30, 1994, the Company had $3,917,996 invested in Treasury bills and notes.  The Treasury Bills and Treasury
Notes have maturity periods ranging from 30 days to one year with rates of return of 4.345% to
5.78%.

NOTE 3 - PROPERTY AND EQUIPMENT

	Under Financial Accounting Standards Board Statement No. 67, the Company capitalized certain costs incurred to rent real estate.  These capitalized costs equaled $128,556.  The Company realized
$161,361 in salvage sales from the personal property removed from the property.  These costs were offset against each other with the net balance of $32,805 included in deferred revenue and will be offset against future costs of preparing the real estate for rental operations.

NOTE 4 - OTHER ASSETS

	The Company capitalized $53,226 of costs associated with the improvement of the T7000 Combi-
Matcher under Financial Accounting Standards Statements Board No. 2 and No. 86.



NOTE 5 - EXTRA-ORDINARY GAIN

	As of September 30, 1993, the Company generated a $6,312,500 extraordinary gain from settling its debt with its subordinated lenders.  The gain was determined by taking the outstanding debt and accrued interest at the time of the settlements ($5,000,000 principal and $1,562,500 of accrued interest) less the $250,000 aggregate payments that were made to the subordinated lenders.
Accordingly, the extra-ordinary gain was $6,312,500.  The $2,438,000 of deferred taxes for the
Mass Mutual settlement were not recorded until the third quarter of the year ended June 30, 1994.

NOTE 6 - ACCOUNTS PAYABLE - RELATED PARTIES

	The Company has $1,395,249 of accrued liabilities for related parties, including $836,747 of expenses previously recorded for the Sears settlement.  That settlement resulted in the accrual of
$2,542,961 in commissions and bonuses relating to the Sears settlement.  Alexander & Alexander
Consulting Group, Inc. ("Alexander & Alexander"), an independent third party compensation consultant, and H.R. Management, Inc., a second independent compensation consultant have recommended to John L.
Caskey, the sole member of the Special Compensation Committee of the Board of Directors, and Mr.
Caskey has concluded that the bonuses pertaining to current and former officers and board members are fair and reasonable.  For more details regarding the Sears settlement see the Company's Annual Report on Form 10-KSB for the period ended June 30, 1994.  The $1,395,249 of accrued liabilities have been reduced, for financial statement purposes, by $199,732 that was advanced as a loan to R. Park
Newton, III and $300,000 that was advanced as a loan to Kerry F. Marler in anticipation of a determination that amounts in excess of $300,000 will be determined to be fairly payable to each under their respective employment or consulting agreements.

NOTE 7 - LONG-TERM DEBT

   Long-term debt consists of the following:
						September 30, 1994
						    (Unaudited)

Automobile notes                                    $   39,311
Equipment notes                                         35,195
Capitalized equipment leases                            42,941
						       117,447
Current maturities on long-term debt                    55,487
Total long-term debt                                $   61,960

	The following are the aggregate maturities of the Company's existing long-term debt for years subsequent to June 30, 1995:
		      1996                33,679
		      1997                 9,890
		      1998                 8,103
		      1999                 8,264
		      Thereafter           2,024
					$ 61,960

NOTE 8 - EARNINGS (LOSS) PER COMMON SHARE

	Earnings (loss) per common share for the three months ended September 30, 1994 and 1993 has been computed based upon the weighted average number of common shares outstanding during the period.  Common stock warrants and options are not considered in the computation because they are anti-dilutive in the aggregate.

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

NOTE 10 - LITIGATION

	Other than the litigation described below, the Company is aware of no other material legal proceedings, pending or threatened, to which the Company is a party or its property subject.  The
Company is engaged in other litigation incidental to its business operations which it believes will have no material effect on operations.  Below is a summary of the material litigation the Company is currently engaged in.  See "PART II - OTHER INFORMATION - Item 1. - Legal Proceedings" for further details.

A.      Securities and Exchange Commission Proceeding

	Prior to May 28, 1993, the United States Securities and Exchange Commission ("the
Commission") began a preliminary investigation into the Company after being contacted by a disgruntled former chief financial officer of the Company who, in the view of senior management, left his employment with the Company after unsuccessfully soliciting certain of the Company's board members and the Company's principal institutional creditor to take action to effect certain changes in the corporations operations and policy.

	On May 28, 1993, the Commission entered an Order Directing Private Investigation and
Designating Officers to Take Testimony in the Matter of Assix International, Inc. ("the Order").  Such
Order stated that it was based upon reports from Commission staff personnel, prepared as a result of their conduct of a preliminary informal investigation, apparently initiated in June 1992, of certain of the Company's prior activities.

	The Company and the Commission had tentatively reached a settlement agreement pursuant to which the Company, while neither admitting or denying violations of federal securities laws, would have consented to the entry of a permanent injunction enjoining the Company from future violations of federal securities laws.  Under that settlement, which was itself contingent upon the Company and the
Commission reaching an agreement on the form of the complaint to be filed by the Commission in U.S.
District Court and the form of the consent decree, no monetary penalty would have been  assessed against the Company.  However, in September 1994 the staff of the Commission's enforcement division withdrew its recommendation that the Commission enter into the referenced consent decree in settlement of its enforcement action pending the review of certain additional issues.

	The officers and directors of the Company referenced above are also attempting to reach settlement terms with the Commission.  There can be no assurance, however, that such settlement terms will be reached.


B.      Pennsylvania District Court Action - ASX Investment Corp.

	On April 25, 1994, ASX Investment  filed a Complaint in the United States District Court for the
Eastern District of Pennsylvania (the "Pennsylvania Action") against R. Park Newton, III, Frederick
Schadt, Arlene Schadt and the Company under, among other common law and statutory theories of recovery, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Frederick Schadt and Arlene Schadt are the direct or beneficial owners of approximately 5.5% of the Company's issued and outstanding common capital stock.

	After the Company and the other defendants filed a motion to dismiss the Pennsylvania Action ASX
Investment, now joined by Mr. Steve Rosner (allegedly an ASX Investment shareholder) as a co-
plaintiff filed an amended complaint in which it  abandoned its Rule 10b-5 securities fraud claim and substituted a new federal securities claim alleging that all of the defendants committed proxy fraud under section 14(a) of the Securities Exchange Act of 1934, as amended, and SEC Rules 14a-3 and
14a-9 promulgated thereunder.  In the amended complaint, the plaintiffs allege that the Company's
1994 Proxy Statement contained numerous misrepresentations, on the basis of which, plaintiffs claim, the Company's Board of Directors was elected.  The amended complaint also alleges breach of fiduciary duty, fraud, mismanagement and waste of corporate assets.

	On September 13, 1994, the Pennsylvania court entered an Order granting the Company's (and other defendants') motion to transfer the action to the United States District court for the Middle
District of Florida.  In a Memorandum accompanying the Order, the Pennsylvania court held that pending motions to dismiss, for summary judgment, for discovery sanctions, and for leave to seek discovery from the Schadts "will be preserved for decision by the transferee court."  The action has been transferred to Florida and remains pending.

	The Company and each of the individual defendants have denied all of the foregoing allegations and each has indicated an intention to vigorously defend the actions brought against them.  It is possible that
R. Park Newton, III may have one or more interests materially adverse to the interests of the Company in this litigation.

C.      Kerry F. Marler

	Kerry F. Marler is a former officer and director of the Company.  Mr. Marler resigned on May 20,
1994 when R. Park Newton, III, the Company's Chairman, President and Chief Executive Officer,
accepted Mr. Marler's previously undated letter of resignation based upon the Company's belief that Mr.
Marler disseminated material, inside information to ASX Investment Corp. ("ASX Investment"), a shareholder which has filed two lawsuits against the Company and its directors based upon information furnished to it by Mr. Marler.  Please refer to the discussion above with respect to the ASX Investment
litigation.   Before voluntarily dismissing its suit filed in Delaware, ASX Investment answered interrogatories propounded by the Company.  In such answers, ASX Investment stated that the information forming the basis for its action was furnished by Mr. Marler.  The lawsuits resulting from the foregoing activities of Mr. Marler have proven enormously costly to the Company both in legal fees and expenses and in diverting the efforts of Company management to the defense of such lawsuits.  On
June 10, 1994, the Company filed a complaint against Mr. Marler, in the Circuit Court of the
Thirteenth Judicial Circuit in and for Hillsborough County, Florida.  The Company later amended the
Complaint to join two of his related entities (KFM Venture, Inc. & Amazing Systems, Inc.) in the
Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida alleging that
Mr. Marler breached his fiduciary duties as an officer and director of the Company and seeking recovery of monetary damages.  Mr. Marler has filed an answer in this proceeding generally denying the Company's allegations against him.  Mr. Marler has filed an answer in this proceeding generally denying the Company's allegations and has filed a motion to dismiss this suit.  Marler's motion to dismiss the lawsuit has been denied.  KFM Venture, Inc. has filed a separate lawsuit alleging that the
Company breached its contractual obligations to him and seeking recovery of monetary damages.  The
Company has moved to consolidate the two cases inasmuch as they concern the same subject matter and are pending in front of the same judge.  The Company intends to deny and fully defend against Mr.
Marler's threatened counterclaim(s).

D.      Harvey Moore

	Harvey Moore previously served as a consultant to the Company under a letter agreement dated
July 20, 1993.  The Company's consulting agreement with Harvey Moore provided, in exchange for Mr.
Moore's rendition of negotiating services and advice to the Company, for the payment of certain expenses, regardless of whether any settlement was reached with Sears, plus a commission, contingent upon settlement with Sears, calculated at 1/2% of the first $12,000,000 of gross proceeds arising from settlement of the Sears' relationship, 1% of gross proceeds of settlements in excess of
$12,000,000 but less than $20,000,000, 2% of gross proceeds in excess of $20,000,000 but less than $30,000,000, and 3% of such gross proceeds in excess of $30,000,000.  For purposes of Mr.
Moore's consulting agreement with the Company, gross proceeds did not include amounts attributable to debt relief or tax benefits.  Mr. Moore has instituted a lawsuit in the Circuit Court in and for the
Thirteenth Judicial Circuit of Hillsborough County, Florida seeking damages in excess of $500,000 for such services, plus his attorney's fees and costs for instituting and maintaining such a lawsuit.  Mr.
Moore's initial complaint was dismissed for failure to state a legal cause of action, although the court allowed Mr. Moore to amend his complaint.  Mr. Moore's Amended Complaint seeks recovery of damages based upon an incorrect and/or improper calculation of the economic benefits obtained by Assix as a result of the settlement with Sears.  The Company has filed a responsive pleading denying in general the allegations of Mr. Moore's amended complaint and asserting a counterclaim against Mr. Moore which alleges that Mr. Moore breached certain fiduciary duties owed to the Company and seeks to recover monetary damages suffered by the Company as a result of those breaches.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

A. SENIOR MANAGEMENT CHANGE AND BUSINESS PLAN DEVELOPMENT

	During the Company's fiscal year ended June 30, 1994, the Company and Sears Roebuck &
Company ("Sears") entered into a  settlement agreement terminating their business relationship.
Sears was the Company's largest automotive retail servicing agent and had represented approximately
75% of the Company's revenues over its two most recent fiscal years.  During the past fiscal year, the
Company also reached settlement agreements with its senior and subordinated lenders, which left the
Company with substantial assets consisting of cash, real estate, operating assets associated with the
Company's substantially reduced automotive operations and virtually no debt, except for certain long-
term lease obligations.

	In order to maximize future investor returns on the Company's improved financial position and substantial net asset value, the Board of Directors appointed a new President/CEO, during the
Company's fiscal quarter ended September 30, 1994, and assigned him the responsibility of redirecting the Company's investments and business operations.  The new President/CEO was directed to assemble a new senior management team capable of developing the Company into a multi-faceted operating entity.  Management currently is in the process of formalizing a business plan for the
Company's future businesses and operations.  All operational areas of the Company's businesses are being reviewed until such time as management completes its analysis of the operations and finalizes the Company's comprehensive business plan.

	Currently, the Company's management is concentrating its planning and review of business operations in three major operational areas:

(1)  The maximization of the asset value of the Company's Jacksonville, Florida real estate holdings which consists of warehouse space formerly known as the Sears Jacksonville Catalog Merchandise
Distribution Center (the "Property"), and the realization of that value either through a sale of the Property or incurring debt on the Property.  The proceeds would then be re-invested according to the Company's long term business plan.

(2)     The future of the Company's automotive division (which has been the sole source of the Company's revenue for its past business operations) and its proprietary improved wheel balancing service which was developed by the Company.  Upon completion of management's review, a decision will be made to keep the automotive division as a key unit of the Company's comprehensive business plan or to reduce it to a lesser role in future operations.  If management decides to substantially expand the automotive division's operations, this expansion is expected to require future investments of the Company's resources.

(3)     Potential expansion into one or more additional core business areas in which the Company can invest it's resources.  At this time, management is considering the feasibility of its real estate operation and it's automotive operation being areas in its core business operations.

B.  AUTOMOTIVE DIVISION OVERVIEW:

	The principal ride-related service the Company's automotive division presently markets to the general public through its licensed agents is the AccuBalance ("AccuBalance") complete wheel balancing program using its Corvi marketing program and Combi System TM7000 (the "Combi-
Matcher").  The Company's automotive operation has historically derived substantially all of its revenues from income generated from service agreements entered into with licensed agents which utilized the TM6000 machine and their existing stand-alone wheel balancer.

	The Company's automotive operation currently receives its revenues from 4 Day Tire, Wheel
Works, Howard Tire, Michel Tire,  Big 10 Tires, Big 10 Tire Franchisee, DeKalb Tire, and Gordy Tire.
Management of the Company intends to increase the automotive operation's network of licensed agents by marketing the AccuBalance/Corvi service program, which utilizes the Company's Corvi/Combi technology, to local and regional tire dealer retail service outlets.  This expansion effort will concentrate in the geographic areas within which the Company currently operates (California, Texas,
Ohio, Indiana, Kentucky, Tennessee, Florida, Georgia and Alabama).

	Management believes that normal growth of the tire dealers, comprising the Company's current licensed agent network, will increase the number of licensed agent locations utilizing the Corvi/Combi technology.  If the number of licensed agents utilizing the Corvi/Combi technology at their retail locations does in fact increase or if expenses are lowered, management believes the automotive operation will reduce it's operational loss.  Net profit from automotive operations will be realized only if sufficient economies of scale are achieved through the expansion of the Company's licensed agent network.

	Any additional expansion of the Company's network of regional tire retail dealers is anticipated to be financed through operating cash flows provided by the Company's automotive services operations
(which includes the money received from the Sears settlement).  To assist the automotive operation in reaching sufficient size, the Company has spent approximately $150,000 during the three month period ended September 30, 1994 to build and expand its current automotive operations.  Management also has spent approximately $53,000 (during the three month period ended September 30, 1994)
for the redesign of the Combi System TM7000, which should increase the effectiveness and total cost of the machine.

C. New Real Estate Subsidiary - Jacksonville, Center, Inc.

	The Company's real estate operations contain its largest single asset (which is a 1.7 million square foot, class A building in Jacksonville, Florida - formerly known as the Sears Jacksonville Catalog
Merchandise Distribution Center) and is the vehicle for the Company's future growth.  The Company plans to maximize the economic value of the Property (within certain practical limits) by disposing of the property or incurring debt on the Property with the proceeds being invested by the Company in its current or future strategic core businesses.

	The Property has usable office space of approximately 160,000 square feet, first floor warehouse space of approximately 775,000 square feet and second floor warehouse space of approximately
775,000 square feet.  The Company has retained Phoenix Realty Group, Inc. as a local leasing agent for the Property.  The Company has obtained an appraisal by a certified appraiser, who is a Member of the
Appraisal Institute, for the property showing an "as is" value (which was vacant at the time) of
$6,000,000.

	Management feels the Property's economic value can be greatly improved by leasing the first floor warehouse space and the office space to independent third parties.  A portion of the remaining square feet of second floor contiguous warehouse space is anticipated to be utilized by a public warehouse company that is to be formed by the Company and one or more existing public warehouse operators now serving the Jacksonville market.

	The Company entered into two non-binding letters of intent on November 3, 1994 to lease a portion of the Property's warehouse space.  The first letter of intent is for approximately 600,000 square feet of the first floor space.  The second letter of intent is for approximately 200,000 square feet of the second floor.  Both letters of intent contemplate leases for 13 months commencing December
1, 1994, with an option to extend the lease period for 3  months.  If these letters of intent are consummated by fully executed leases, the Company could generate in the form of base rent pre-tax revenues of approximately $1.46 million over the 13 month lease term.  The tenant will pay its pro-
rated share of agreed upon operating expenses (which includes taxes, insurance and maintenance).  The tenant will pay directly for any utility expenses.  Pursuant to the second letter of intent, the tenant will be granted the option to lease an additional 300,000 square feet of second floor space as overflow space in consideration of its payment of  all operating expenses attributable to that space.  The tenant will not pay any additional base rent on the overflow space.  The Company will pay its local leasing agent a 4% fee on base rent generated by the Property.  The Company expects to execute the leases within 30 days.  However, there can be no assurance that the leases will in fact be executed or that such revenues will be received by the Company.

D.  RESULTS OF OPERATIONS:

For the Three Months Ended September 30, 1994

	Revenues and other income for the three months ended September 30, 1994 ("July - Sept.
1994") decreased $1,121,070 (66%) to $588,271 from $1,709,341 for the three months ended
September 30, 1993 ("July - Sept. 1993").  The primary reason for this decrease is due to the fact that the Company and Sears (who generated approximately $1.5 million in revenue for the Company in the July - Sept. 1993 period) terminated their relationship in February 1994.  Additional revenue from the installation of new programs and realized gain from trading securities partially offset the decrease in Sears revenues.  A program is an installed machine capable of performing the Company's proprietary AccuBalance/Corvi wheel-balancing service.  As of September 30, 1994, the Company had
167 revenue producing programs utilizing the Combi-Matcher, compared with 1281 programs utilizing the Tire-Matcher (all of which were with Sears) and 82 programs utilizing the Combi-
Matcher at September 30, 1993.

	Service expenses for July - Sept. 1994 decreased $321,465 (77%) to $94,736 from $416,201 for July - Sept. 1993.  Service expenses for July - Sept. 1994, as a percentage of revenue, decreased to 16% from 24% during the July - Sept. 1993 period due to the decrease in expenses that resulted from the two layoffs implemented since September 30, 1993 which, when combined with natural attrition, has reduced the number of personnel to 25 employees (of which 7 were employed by the real estate subsidiary) as of September 30, 1994 compared to 56 employees as of September 30, 1993.

	General and administrative expenses for July - Sept. 1994 increased $417,305 (64%) to
$1,073,671 from $656,366 for July - Sept. 1993.  General and administrative expenses as a percentage of revenue increased to 183% from 38%.  The reasons for the increase in general and administrative expenses include, among other things, 1) professional fees of approximately $406,000 arising from various litigation and accounting matters and 2) the payment of  incentive compensation to the new management team.

	Depreciation and amortization expense for July - Sept. 1994 decreased $522,145 (74%) to
$183,857 from $706,002 for July - Sept. 1993.  This decrease is a result of the discontinuance of depreciation for Dealer Licensed machines previously installed at Sears (such machines were sold to
Sears on February 24, 1994) and the discontinuance of amortization of deferred borrowing costs
(which were written off in September 1993), which decrease has been partially offset by depreciation expense for the warehouse facility located at the Jacksonville property.

	Interest expense for July - Sept. 1994 decreased to $727 from $299,164 for July - Sept. 1993, reflecting the Company's payment of the remaining amount of its debt to PNC Bank of Kentucky, Inc.
("PNC") in February 1994 and all of its Mass Mutual Life Insurance Company ("Mass Mutual") debt in
September 1993.

	For the three months ended September 30, 1994 the Company reported a loss before income taxes and extra-ordinary gain of $772,987 versus a loss of $372,401 during the same period of the prior fiscal year.  The Company generated a net loss, after taxes, of $772,987 for the July - Sept. 1994 period as compared to net income of $5,940,099 for the comparable July - Sept. 1993 period.  The reason for the reduction in net income is due to the non-recurrence of the extra-ordinary item, the reduction in revenues and an increase in certain expenses.

E.  Liquidity and Capital Resources:

	The Company's consolidated balance sheet is presented on a classified basis.  As of September 30,
1994, the Company's primary sources of liquidity were $1,513,843 in cash, $3,964,191 in marketable securities and certificates of deposit, and $171,397 of trade accounts receivable.  The
Company also hopes its liquidity will be supported by potential increased revenues from Licensed
Agents in process, which may generate cash within 12 months.  As of September 30, 1994, the aggregate amount of the Company's total current liabilities were $2,073,134.  The net liquidity of the
Company as of September 30, 1994 was $3,576,297.

	Management believes these net sources of liquidity and cash flow, when enhanced by the additional revenues that could be received from the letters of intent, will be adequate to meet present obligations maturing in the fiscal year ending June 30, 1995.

	As of September 30, 1994, the Company had $3,917,996 invested in Treasury bills and notes,
$1,275,426 in money market accounts and $46,195 invested in  certificates of deposit.  During the three month period ended September 30, 1994 ("July - Sept. 1994") investments in marketable securities generated $55,176 in dividend/interest income and $250,597 in realized gains from the sale of such securities.  Overall, the Company generated positive investment income of approximately
$61,000 during the 8 month period from March 1994 to September 1994 in which the Company had funds invested in stocks of various companies.  In September 1994, the Company sold all of these stocks and reinvested the proceeds into Treasury Bills and Treasury Notes.  The Treasury Bills and Treasury
Notes have maturity periods ranging from 30 days to one year with rates of return of 4.345% to
5.78%.

Due to the classification of certain investments as trading securities, see footnote 2, the
$8,130,437 of proceeds from the sale of such securities (which had been purchased with the proceeds from the Sears settlement) fall into cash provided by operating activities.  Because of that classification, the Company generated cash provided by operating activities during the July - Sept.
1994 period of $5,820,444 compared with net cash provided by operating activities of $167,490 for
the July - Sept. 1993 period.   Absent the sale of those securities, the Company would not have had a positive cash flow from operating activities, rather it would have used $974,463 of cash in operating activities for the July - Sept. 1994 period.

	Due to the restructuring last year, the Company's automotive division's expenses have been reduced to a lesser (and more appropriate) percentage of the revenues generated within that division.

	The Company purchased a 35,000 square foot office/warehouse facility for use by its automotive division for a total purchase price of $450,000 on July 8, 1994 and spent an additional $40,000 for
improvements.   The Company owns this property free and clear of liens and encumbrances.  The
Company's principal executive offices will remain located in downtown Tampa.

Net cash used in investing activities in the July - Sept. 1994 period was $4,793,139, as compared with $143,557 for the July - Sept. 1993 period.  Of the $4,793,139 amount, $3,917,896 was used to purchase securities held to maturity.  Of the $875,143 used for capital expenditures, $69,713 was used by Jacksonville Center, Inc. to purchase equipment and $490,000 was used by the automotive operations to acquire and improve the office/warehouse facility mentioned above. The remaining
$315,430 used in investing activities represents the purchase of additional inventory, the capitalization of costs for the improvement of the TM7000, and the purchase of other items that are used in the business.  The increased net cash used in investing activities was partially offset by a reduction in the number of Combi-Matchers produced during the year as compared with the previous period.

Net cash provided by financing activities in the July - Sept. 1994 period was $61,630, as compared to net cash used by financing activities of $425,906 for the July - Sept. 1993 period.  This change is primarily due to the settlement and payment of all of the Company's outstanding debt, except for certain long-term lease obligations, and the financing of certain automobile and equipment loans.

	Although the Company has not identified any other or different business opportunities of specific interest, management does anticipate creating another distinct operation if and when a new business has been identified as feasible and either acquired or created by the Company.  Any new business operation will likely involve a substantial commitment of Company resources.

	Due to the on-going investigation by the Securities and Exchange Commission, the Company has
estimated and accrued approximately $455,000 (as of June 30, 1994) which amount remains unpaid as of September 30, 1994 for legal and settlement costs associated with these matters.  The Company may have to spend additional funds defending itself against litigation brought by ASX Investment and any future lawsuits that may result from Kerry Marler's (a former officer and director) involvement with that same investment group.  Hopefully, the Company will be able to recover any costs that it incurs relative to these lawsuits from ASX Investment and Kerry F. Marler but there is no assurance such costs can be recovered from those parties.  The Company also anticipates that additional expenses will be spent in formulating and executing a new business plan.


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

Item 3. - Defaults Upon Senior Securities - None.

Item 4. - Submission of Matters to a Vote of Security Holders - None

Item 5. - Other Information - None.

Item 6. - Exhibits and Reports on Form 8-K.

	(a)  Exhibits

		     None

	(b)  Reports on Form 8-K

	During its most recent quarter ended September 30, 1994, no current Reports on Form 8-K were filed by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	Assix International, Inc.
	Registrant

Dated November 14, 1995         /s/ W. CAREY WEBB
				W. Carey Webb
				Chief Executive Officer and President


Dated November 14, 1995         /s/ TIMOTHY R. BARNES
				Timothy R. Barnes
				Vice President and Chief Financial Officer

