Form 10QSB/A
period 1994-12-31
EXCAL ENTERPRISES INC
filed 1996-02-14
CIK 832813

February 13, 1996

Securities and Exchange Commission
450 Fifth Street , N.W.
Washington, D. C. 20549

RE:     EXCAL ENTERPRISES, INC.
	File No. 0-17069

Dear Sir or Madam:

Enclosed for filing is the Company's Form 10-QSB/A1 for the period ended December 31, 1994. During 1994, the Company realized sales proceeds from salvage of personal property removed from commercial real estate in Jacksonville, Florida. During the year-end audit for the fiscal year ended June 30, 1995, it was determined that the proceeds realized from the salvage value of the personal property should be offset against the cost of preparing the property for rent. Therefore, this Form 10-QSB is being amended to reflect this change. Gain on sales of property has been reduced by $3,495 and $164,856 for the three months and six months ended December 31, 1994, respectively.
The gain was offset against the $452,897 of costs incurred to prepare the property for rental. The balance of $288,041 is included in the balance sheet under the caption "Capitalized rental clearing costs". Amortization expense was reduced by $33,384 for both the three-month and six-month periods ended December 31, 1994.

The footnotes and management's discussion and analysis have been updated to reflect these changes.

Sincerely,

/s/TIMOTHY R. BARNES
Timothy R. Barnes
Vice President/CFO

Enclosures

TRB/cas


SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-QSB/A1

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended December 31, 1994

Commission File No. 0-17069


		Excal Enterprises, Inc.
(Exact name of registrant as specified in its charter)

	Delaware                        59-2855398
(State or other jurisdiction o      (I.R.S. Employer Identification No.)
incorporation or organization)

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

	Yes    X        No

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock $0.001 par value                              4,666,866
 Class                                      Outstanding at February 13, 1995



ASSIX INTERNATIONAL, INC.

INDEX


								     Page No.
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet--December 31, 1994                          3-4

Consolidated Statement of Income--Three Months and Six Months Ended
	December 31, 1994 and 1993                                      5

Consolidated Statement of Cash Flows--Six Months Ended
	December 31, 1994 and 1993                                      6

Notes to Consolidated Financial Statements                             7-8

Item 2.  Management's Discussion and Analysis of Financial
	Condition and Results of Operations                            9-12


PART II.  Other Information

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



	Signatures                                                     14

	Exhibits                                                       15




ASSIX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1994
(Unaudited)


Current assets
Cash and cash equivalents                              $   79,738
Marketable equity securities                            3,785,031
Notes and accounts receivables
Accounts receivable - trade                 $  197,156
Accounts receivable - related parties            2,119
Notes/Advances receivable - former officer     135,599
Officer & employee advances                     91,078
Less allowance for doubtful accounts          (140,599)   285,353
Prepaid expenses & deposits                                59,162
Inventories - at the lower of cost (determined
by the first-in, first-out method) or market              519,454
Total current assets                                              $ 4,728,738

Property & Equipment
   Land - at cost                                       1,740,000
   Licensed Dealer Programs - at cost        2,617,005
   Building - at cost                        4,710,000
   Other Property and equipment, net           692,842
					     8,019,847
Less accumulated depreciation
   and amortization                          1,395,850  6,623,997
   Licensed dealer demonstration programs                  65,000
   Construction in process of Licensed dealer programs     67,850
Total property and equipment                                        8,496,847

Other Assets

Intangible Assets
 Manufacturing technology, less
   accumulated amortization of $54,247                    173,710
 Capitalized rental clearing costs,
   less accumulated amortization of $1,455                286,586
 Patents, less no accumulated amortization                 67,267
 Deferred charges, less accumulated
   amortization of $57,792                                 22,825
 Organization costs, less accumulated
   amortization of $65,296                                    634
 Other, less accumulated amortization of $139,743         211,454
Total other assets                                                    762,476

Total Assets                                                      $13,988,061

See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET (continued)
DECEMBER 31, 1994
(Unaudited)


Liabilities and Stockholders' Equity

Current liabilities
Accounts payable - trade                               $  345,070
Sales and payroll taxes payable                             4,401
Other accrued liabilities                                 953,641
Current maturities on long-term debt                       61,599
Deferred revenue                                           35,633
Income tax payable                                        344,524
Total current liabilities                                         $ 1,744,868

Long-term debt                                                         61,960

Deferred income taxes                                               2,327,000

Stockholders' equity
Preferred stock - authorized, 7,500,000 of shares
  of $.01 par value, non-cumulative; no shares
  issued and outstanding                                        -
Common stock - authorized, 7,500,000 shares
  of $.001 par value;  shares issued, 4,713,866,
  shares outstanding 4,666,866                              4,713
Common stock warrants                                           -
Additional paid-in capital                              5,820,533
Retained earnings                                       4,235,111
Less common stock held in treasury,
  47,000 shares at cost                                  (206,124)
Total stockholders' equity                                          9,854,233

Total Liabilities and Stockholders' Equity                        $13,988,061

See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					     Three Months Ended            Six Months Ended
						 December 31,                December 31,
					    1994             1993          1994        1993
Licensed dealer program revenues        $ 275,532       $ 1,716,911    $  557,234  $ 3,419,102
Real property revenues                    219,055                 -       219,055            -
Dividend & interest income                 18,072                 -        73,248            -
Realized gain on holding securities        19,914                 -        19,914            -
Realized gain on trading securities             -                 -       250,597            -
Other income                                1,036             6,532         1,832       13,682
					  533,609         1,723,443     1,121,880    3,432,784
Costs and expenses:
Service                                    93,825           428,380       188,561      844,581
General and administrative                957,279           890,592     2,030,950    1,546,958
Depreciation and amortization             192,246           633,165       376,103    1,339,167
Interest                                    5,887           158,213         6,614      457,377
Loss/(gain) on asset write-down             3,827             8,062    (       23)           -
(Gain)/Loss on sale of assets               1,598             3,782         5,630        7,814
Total Expenses                          1,254,662         2,114,132     2,615,920    4,195,874

Income before income taxes & extra-
   ordinary item                         (721,053)         (390,689)   (1,494,040)    (763,090)

Provision for income taxes
Current                                         -                 -             -            -
Deferred                                        -                 -             -
Income (loss) before extraordinary item  (721,053)         (390,689)   (1,494,040)    (763,090)
Extraordinary item, net of taxes                -                 -             -    6,312,500

Net income (loss)                      $ (721,053)       $ (390,689) $ (1,494,040) $ 5,549,410


Earnings (loss) per common and
common equivalent share
Income from continuing operations
   (after related taxes)                   $ (.15)          $  (.08)       $ (.32)    $  (.16)
Extraordinary item                              -                 -             -        1.35
Net income (loss)                          $ (.15)           $ (.08)       $ (.32)     $ 1.19


Weighted average common and common
equivalent shares used in calculation:  4,666,866         4,666,866     4,666,866   4,666,866


See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

						  Six Months Ended December 31,
							  1994          1993
Cash flows provided by operating activities:
Net income                                            $(1,494,040)  $5,549,410
Adjustments to reconcile net income to net cash provided
by operating activities
   Depreciation and amortization                          384,167    1,339,167
   Provision for uncollectable accounts receivable     (   23,980)           -
   Loss on sale of property and equipment                  14,730        7,814
   Deferred revenue                                    (      549)     401,132
   Loss on asset write-downs                                    -   (       23)
   Realized gain on holding securities                 (   19,914)           -
   Realized gain on trading securities                 (  250,597)           -
   Proceeds from sale of trading securities             8,130,437            -
   Purchase of trading securities                      (1,146,824)           -
   Gain on debt restructuring                                   -   (6,312,500)

Changes in operating assets and liabilities:
   Accounts and notes receivable, (increase)           (   29,372)      40,403
   Prepaid expenses and advances, decrease                150,351      115,331
   Other assets, (increase)                            (  452,439)  (    5,914)
   Accounts payable, accrued interest and
     accrued liabilities, (decrease)/increase          (  802,763)      52,795
   Accrued interest, increase                                   -      448,326
   Assets removed and placed in WIP, (increase)            68,888      147,753
   Sales and payroll taxes payable, (decrease)         (   25,499)  (   45,293)
Net cash provided by operating activities               4,502,596    1,738,401

Cash flows used in investing activities:

   Purchase of held to maturity
     securities, net of maturities                     (3,917,996)           -
   Capital expenditures                                (  997,010)  (  378,208)
Net cash used in investing activities                  (4,915,006)  (  378,208)

Cash flows provided by (used in) financing activities:
   Proceeds from debt                                      84,836            -
   Principal payments on debt                          (   17,596)  (  920,480)
   Accounts receivable - related parties                        -   (  166,187)
Net cash provided (used) by financing activities           67,240   (1,086,667)

Increase in cash and cash equivalents                  (  345,170)     273,526
Cash and cash equivalents, beginning of period            424,908      582,009

Cash and cash equivalents, end of period               $   79,738   $  855,535


See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1994
(Unaudited)

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

	In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal, recurring nature.  Due to the small dollar amount associated with marketing expenses, these amounts have been reported in the general and administrative category for the periods ended December 31, 1994 and 1993.

NOTE 2 - MARKETABLE EQUITY SECURITIES.

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

	At December 31, 1994, the aggregate cost of the current marketable equity securities and certificate of deposits held for maturity was $3,785,031, while their market value was $3,770,947.
As of December 31, 1994, the Company had $3,740,439 invested in Treasury bills and notes and
$44,592 invested in certificates of deposits.  The Treasury Bills and Treasury Notes have maturity periods ranging from 30 days to one year with rates of return of 4.345% to 5.78%.

NOTE 3 - PROPERTY AND EQUIPMENT

	Under Financial Accounting Standards Board 67, the Company capitalized certain costs incurred to rent real estate.  These capitalized costs net of salvage proceeds, totalled $288,041 and are being amortized over 10 years.

NOTE 4 - OTHER ASSETS

	The Company capitalized $111,221 of costs associated with the improvement of the T7000 Combi-
Matcher under Financial Accounting Standards Board 2 and 86.



NOTE 5 - EXTRA-ORDINARY GAIN

	As of December 31, 1993, the Company generated a $6,312,500 extraordinary gain from settling its debt with its subordinated lenders.  The gain was determined by taking the outstanding debt and accrued interest at the time of the settlements ($5,000,000 principal and $1,562,500 of accrued interest for Mass Mutual reduced by the $250,000 aggregate payments that were made to the subordinated lenders).  Accordingly, the extra-ordinary gain is $6,312,500.  The $2,438,000 of deferred taxes for the Mass Mutual settlement were not recorded until the third quarter of the year ended June 30, 1994.

NOTE 6 - LONG-TERM DEBT

   Long-term debt consists of the following:

				    December 31, 1994
					(Unaudited)

Automobile notes                       $   45,423
Equipment notes                            35,195
Capitalized equipment leases               42,941
					  123,559
Current maturities on long-term debt       61,599
Total long-term debt                    $  61,960

	The following are the aggregate maturities of the Company's existing long-term debt for years subsequent to June 30, 1995:

1996                33,679
1997                 9,890
1998                 8,103
1999                 8,264
Thereafter           2,024
		  $ 61,960

NOTE 7 - EARNINGS (LOSS) PER COMMON SHARE

	Earnings (loss) per common share for the three months and six months ended December 31, 1994 and 1993 has been computed based upon the weighted average number of common shares outstanding during the period.  Common stock warrants and options are not considered in the computation because they are anti-dilutive in the aggregate.

NOTE 8 -  INCOME TAXES

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

	Any additional expansion of the Company's network of regional tire retail dealers is anticipated to be financed through operating cash flows provided by the Company's automotive services operations
(which includes the money received from the Sears settlement).  To assist the automotive operation in reaching sufficient size, the Company has spent approximately $150,000 during the six month period ended December 31, 1994 to build and expand its current automotive operations.  Management also has spent approximately $111,221 (during the six month period ended December 31, 1994) for the redesign of the Combi System TM7000, which should increase the effectiveness and decrease the total cost of the machine.

	The Company entered into two leases on December 1, 1994 to lease a portion of the Property's warehouse space.  The first lease is for approximately 600,000 square feet of the first floor space.
The second lease is for approximately 200,000 square feet of the second floor.  Both leases contemplate terms for 13 months commencing December 1, 1994, with an option to extend the lease period for 3 months.  These leases could generate in the form of base rent pre-tax revenues of approximately $1.46 million over the 13 month lease term.  The tenant will pay its pro-rated share of agreed upon operating expenses (which includes taxes, insurance and maintenance).  The tenant will reimburse the Company for any utility expenses.  Pursuant to the second lease, the tenant will be granted the option to lease an additional 300,000 square feet of second floor space as overflow space in consideration of its payment of  all operating expenses attributable to that space.  The tenant will not pay any additional base rent on the overflow space.  The Company paid its local leasing agent a 4% fee on base rent generated by the
Property.

D.  RESULTS OF OPERATIONS:

For the Three Months Ended December 31, 1994

	Revenues and other income for the three months ended December 31, 1994 ("Oct. - Dec. 1994")
decreased $1,189,834 (69%) to $533,609 from $1,723,443 for the three months ended December
31, 1993 ("Oct. - Dec. 1993").  The primary reason for this decrease is due to the fact that the
Company and Sears (who generated approximately $1.4 million in revenue for the Company in the Oct.
- Dec. 1993 period) terminated their relationship in February 1994.  Additional revenue from the
Jacksonville rental property and the installation of new programs partially offset the decrease in Sears revenues.  A program is an installed machine capable of performing the Company's proprietary
AccuBalance/Corvi wheel-balancing service.  As of December 31, 1994, the Company had 166 revenue producing programs utilizing the Combi-Matcher, compared with 1281 programs utilizing the Tire-
Matcher (all of which were with Sears) and 128 programs utilizing the Combi-Matcher at December
31, 1993.

	Service expenses for Oct. - Dec. 1994 decreased $334,555 (78%) to $93,825 from $428,380 for Oct. - Dec. 1993.  Service expenses for July - Sept. 1994, as a percentage of revenue, decreased to
18% from 25% during the Oct. - Dec. 1993 period due to the increase in revenues described in the preceding paragraph with a corresponding decrease in service expenses.  The Company has implemented two layoffs since December 31, 1993 which, when combined with natural attrition, has reduced the number of personnel to 28 employees (of which 8 were employed by the real estate subsidiary) as of
December 31, 1994 compared to 44 employees as of December 31, 1993.

	General and administrative expenses for Oct. - Dec. 1994 increased $66,687 (7%) to $957,279 from $890,592 for Oct. - Dec. 1993.  General and administrative expenses as a percentage of revenue increased to 179% from 52%.  The reason for the increase in general and administrative expenses is generally due to the underutilization of the manufacturing facilities during the Oct. - Dec. 1994 period.

	Depreciation and amortization expense for Oct. - Dec. 1994 decreased $440,919  (70 %) to
$192,246  from $633,165 for Oct. - Dec. 1993.  This decrease is a result of the discontinuance of depreciation for Dealer Licensed machines previously installed at Sears (such machines were sold to
Sears on February 24, 1994) and the discontinuance of amortization of deferred borrowing costs
(which were written off in December 1993), which decrease has been partially offset by depreciation expense for the warehouse facility located at the Jacksonville property and the amortization of clearing costs of the warehouse facility.

	Interest expense for Oct. - Dec. 1994 decreased $152,326 (96%) to $5,887 from $158,213 for
Oct. - Dec. 1993, reflecting the Company's payment of the remaining amount of its debt to PNC Bank of
Kentucky, Inc. ("PNC") in February 1994 and all of its Mass Mutual Life Insurance Company ("Mass
Mutual") debt in December 1993.

	For the three months ended December 31, 1994 the Company reported a loss before income taxes and extra-ordinary gain of $(721,053 ) versus a loss of $390,689 during the same period of the prior fiscal year.  The Company generated a net loss, after taxes, of $(721,053 ) for the Oct. - Dec.
1994 period as compared to a loss of $390,689 for the comparable Oct. - Dec. 1993 period.  The reason for the increased loss is due to the reduction in revenues and the underutilization of the manufacturing facilities.

For the Six Months Ended December 31, 1994

	Revenues and other income for the six months ended December 31, 1994 ("July - Dec. 1994")
decreased $2,310,904 (67%) to $1,121,880 from $3,432,784 for the six months ended December
31, 1993 ("July - Dec. 1993").  The primary reason for this decrease is due to the fact that the
Company and Sears (who generated approximately $2.9 million in revenue for the Company in the July
- Dec. 1993 period) terminated their relationship in February 1994.  Additional revenue from the
Jacksonville rental property, the installation of new programs and realized gain from trading securities partially offset the decrease in Sears revenues.  A program is an installed machine capable of performing the Company's proprietary AccuBalance/Corvi wheel-balancing service.

	Service expenses for July - Dec. 1994 decreased $656,020 (78%) to $188,561 from
$844,581 for July - Dec. 1993.  Service expenses for July - Sept. 1994, as a percentage of revenue, decreased to 17% from 25% during the July - Dec. 1993 period due to the change in revenues described in the preceding paragraph and a drop in service expenses.  The Company has implemented two layoffs since December 31, 1993 which, when combined with natural attrition, has reduced the number of personnel to 28 employees (of which 8 were employed by the real estate subsidiary) as of
December 31, 1994 compared to 44 employees as of December 31, 1993.

	General and administrative expenses for July - Dec. 1994 increased $483,992 (31%) to
$2,030,950 from $1,546,958 for July - Dec. 1993.  General and administrative expenses as a percentage of revenue increased to 181% from 45%.  The reasons for the increase from the prior year in general and administrative expenses include, among other things, 1) an increase in professional fees of approximately $126,000 arising from various litigation and accounting matters and 2) the underutilization of the manufacturing facilities

	Depreciation and amortization expense for July - Dec. 1994 decreased $963,064  (72 %) to
$376,103  from $1,339,167 for July - Dec. 1993.  This decrease is a result of the discontinuance of depreciation for Dealer Licensed machines previously installed at Sears (such machines were sold to
Sears on February 24, 1994) and the discontinuance of amortization of deferred borrowing costs
(which were written off in December 1993), which decrease has been partially offset by depreciation expense for the warehouse facility located at the Jacksonville property and the amortization of clearing costs of the warehouse facility.

	Interest expense for July - Dec. 1994 decreased $450,763 (99%) to $6,614 from $457,377 for July - Dec. 1993, reflecting the Company's payment of the remaining amount of its debt to PNC
Bank of Kentucky, Inc. ("PNC") in February 1994 and all of its Mass Mutual Life Insurance Company
("Mass Mutual") debt in December 1993.

	For the six months ended December 31, 1994 the Company reported a loss before income taxes and extra-ordinary gain of $1,494,040  versus a loss of $763,090 during the same period of the prior fiscal year.  The Company generated a net loss, after taxes, of $1,362,568 for the July - Dec. 1994 period as compared to income of $5,549,410 for the comparable July - Dec. 1993 period.  The reason for the reduction in income is due to the non-recurrence of the extra-ordinary item, the reduction in revenues and an increase in certain expenses.

E.  Liquidity and Capital Resources:

	The Company's consolidated balance sheet is presented on a classified basis.  As of December 31,
1994, the Company's primary sources of liquidity were $79,738 in cash, $3,785,031 in marketable securities and certificates of deposit, and $197,156 of trade accounts receivable.  As of December 31,
1994, the aggregate amount of the Company's short term liabilities (accounts payable, accrued liabilities, income taxes payable, accrued interest and sales and payroll taxes payable) was
$1,744,868.  The net liquidity of the Company as of December 31, 1994 was $2,317,057.

	Management believes these net sources of liquidity and cash flow will be adequate to meet present obligations maturing in the fiscal year ending June 30, 1995.

Due to the classification of certain investments as trading securities, see footnote 2, the
$8,130,437 of proceeds from the sale of such securities (which had been purchased with the proceeds from the Sears settlement) falls into cash provided by operating activities.  Because of that classification, the Company generated cash provided by operating activities during the July - Dec.
1994 period of $4,502,596 compared with net cash provided by operating activities of $1,738,401
for the July - Dec. 1993 period.   Absent the sale of those securities, the Company would not have had a positive cash flow from operating activities, rather it would have used $2,481,017 of cash in operating activities for the July - Dec. 1994 period.

	The Company purchased a 35,000 square foot office/warehouse facility for use by its automotive division for a total purchase price of $450,000 on July 8, 1994 and spent an additional $40,000 for
improvements.   The Company owns this property free and clear of liens and encumbrances.  The
Company's principal executive offices will remain located in downtown Tampa.

Net cash used in investing activities in the July - Dec. 1994 period was $4,915,006, as compared with $378,208 for the July - Dec. 1993 period.  Of the $4,895,506 amount, $3,917,996 was used to purchase securities held to maturity.  Of the $997,010 used for capital expenditures, $167,576 was used by Jacksonville Center, Inc. to purchase equipment and $49,253 was used to renovate the
Jacksonville property.  The remaining $780,181 used in investing activities represents the purchase of the Company's 35,000 square foot office/warehouse building for $450,000, leasehold improvements at the new building, the purchase of additional inventory, the capitalization of costs for the improvement of the TM7000, and the purchase of other items that are used in the business.  The increased net cash used in investing activities was partially offset by a reduction in the number of
Combi-Matchers produced during the year as compared with the previous period.

Net cash provided by financing activities in the July - Dec. 1994 period was $67,240, as compared to net cash used by financing activities of $1,086,667 for the July - Dec. 1993 period.  This change is primarily due to the settlement and payment of all of the Company's outstanding debt, except for certain long-term lease obligations, and the financing of certain automobile and equipment loans.

	Although the Company has not identified any other or different business opportunities of specific interest, management does anticipate creating another distinct operation if and when a new business has been identified as feasible and either acquired or created by the Company.  Any new business operation will likely involve a substantial commitment of Company resources.

	The Company has incurred and expects to incur substantial legal expenses and settlement costs associated with the SEC investigation.  The Company is unable to predict the total legal and settlement costs that will ultimately be incurred in this matter.  The Company will also spend additional funds in conjuntion with its two pending litigation matters with ASX Investment & Kerry F. Marler (a former officer and director).  The Company is attempting to recover from Mr. Marler the costs associated with the ASX lawsuit, but there is no assurance such costs can be recovered from him.

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

Item 5. - Other Information - None.

Item 6. - Exhibits and Reports on Form 8-K.

	(a)  Exhibits

Reg. S-B                                                  Exhibit
Item No.        Description                               Page No.

	11(a)   Computation of Earnings per Share         attached


	(b)  Reports on Form 8-K

	During its most recent quarter ended December 31, 1994, no current Reports on Form 8-K were filed by the Company.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




					Excal Enterprises, Inc.
					Registrant



	Dated February 13, 1996         /s/ W. CAREY WEBB
					W. Carey Webb
					Chief Executive Officer and President



	Dated February 13, 1996         /s/ TIMOTHY R. BARNES
					Timothy R. Barnes
					Vice President/Chief Financial Officer

								ASSIX INTERNATIONAL, INC.               Exhibit 11
							   CALCULATION OF EARNINGS PER SHARE
								      (Unaudited)

							    Three Months Ended              Six Months Ended
							       December 31,                   December 31,
							    1994           1993             1994          1993
Primary earnings per common and
common equivalent share:
Net income (loss)                                       $(721,053)      $(390,689)      $(1,494,040)    $5,549,410
Add interest on long-term debt net of income taxes<F1>          -               -                 -              -
Adjusted income (loss) applicable to common and
  common equivalent shares                              $(721,053)      $(390,689)      $(1,494,040)    $5,549,410

Weighted average number of common and common
   equivalent shares outstanding:
      Weighted average number of shares of
	  common stock outstanding                      4,666,866       4,666,866         4,666,866      4,666,866
      Common stock equivalents representing dilutive
	  options and warrants <F2>                             -               -                 -              -
Weighted average number of common and
  common equivalent shares outstanding                  4,666,866       4,666,866         4,666,866      4,666,866

Income (loss) from continuing operations (after taxes)     $ (.15)        $  (.08)           $ (.32)       $  (.16)
Extra-ordinary item                                             -               -                 -           1.35
Primary earnings (loss) per common
    and common equivalent share                            $ (.15)        $  (.08)           $ (.32)       $  1.19


<F1>
Adjustment to net income (loss) has been shown net of tax effects which were calculated at 39% of the gross amount of the adjustment.
<F2>
Earnings (loss) per common and common equivalent share for the three  months ended December 31, 1994, and 1993 have been computed based upon the weighted average number of common shares outstanding during the period.
Common stock warrants and options are not considered in the computations because they are anti-dilutive in the aggregate.