Form 10QSB
period 1995-12-31
EXCAL ENTERPRISES INC
filed 1996-02-14
CIK 832813

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1995


         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ___________ to _____________


Commission File No. 0-17069


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

         Yes    X                 No

As of January 31, 1996, there were 4,666,866 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):   _____  Yes
___X__  No


                            INDEX TO FORM 10-QSB




PART I.  FINANCIAL INFORMATION                                          Page

   ITEM 1.  Financial Statements

      Consolidated Balance Sheet as of December 31, 1995                  3

      Consolidated Statements of Operations for the three-month and
         six-month periods ended December 31, 1995 and 1994               4

      Consolidated Statements of Cash Flows for the six-month
         periods ended December 31, 1995 and 1994                         5

      Notes to Consolidated Financial Statements                          6

   ITEM 2.  Management's Discussion and Analysis                          7

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                             9

   ITEM 6.  Exhibits and Reports on Form 8-K                             10


Items not shown have been omitted because the are not applicable.


Item 1.  Financial Statements.
                                    EXCAL ENTERPRISES, INC.
                                  CONSOLIDATED BALANCE SHEET
                                       DECEMBER 31, 1995

ASSETS
Current Assets:
  Cash and cash equivalents                        $ 1,481,273
  Marketable securities                                597,828
  Accounts receivable - trade, less allowance
    for doubtful accounts of $20,579                   305,512
Accounts receivable - related parties, less
    allowance for doubtful accounts of $9,782           34,801
Income tax receivable                                  531,143
  Prepaid expenses and deposits                        123,683
  Deferred tax asset                                   187,000
                                                    ----------
     Total current assets                            3,261,240
                                                    ----------
Property, plant and equipment:
  Land                                               1,740,000
  Buildings and improvements                         6,002,150
  Licensed dealer programs                           2,130,215
  Furniture, fixtures, vehicles and equipment          724,016
                                                    ----------
                                                    10,596,381
  Less accumulated depreciation and amortization     1,717,892
                                                    ----------
                                                     8,878,489
  Licensed dealer programs in process                  745,249
                                                    ----------
     Total property, plant and equipment             9,623,738
                                                    ----------
Manufacturing technology, less accumulated
  amortization of $67,656                              160,301
Capitalized Clearing Costs, less accumulated
  amortization of $28,959                              395,359
Commission Costs, less accumulated
  amortization of $73,701                              187,106
Other intangible assets, less accumulated
  amortization of $248,704                               6,697
                                                    ----------
      Total Assets                                 $13,634,441
                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities         $   635,224
  Reserve for litigation                               771,480
  Current portion of long-term debt and
    obligations under capital leases                    65,275
                                                    ----------
      Total current liabilities                      1,471,979

Long-term debt and obligations under capital leases     76,528
Deferred tax liability                               2,260,000
                                                    ----------
      Total Liabilities                              3,808,507

Stockholders' equity:
Preferred stock                                            --
Common stock                                            4,713
Additional paid-in capital                          5,820,533
Retained earnings                                   4,206,812
Less 47,000 shares of common stock
  held in treasury at cost                         (  206,124)
                                                   ----------
      Total stockholders' equity                    9,825,934
                                                   ----------
Total Liabilities and Stockholders' Equity        $13,634,441
                                                   ==========

The accompanying notes are an integral part of the consolidated financial statements

                             EXCAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended December 31    Six Months Ended December 31
                                               1995             1994             1995             1994
                                            ---------        ---------        ---------        ---------
Revenue
  Licensed dealer program                  $  230,135       $  275,809       $  462,138       $  557,511
  Commercial real estate rental               712,285          139,558        1,394,236          139,558
                                            ---------        ---------        ---------        ---------
    Net revenue                               942,420          415,367        1,856,374          697,069
                                            ---------        ---------        ---------        ---------
Operating costs
  Licensed dealer program                     301,177          300,975          473,160          519,581
  Commercial real estate rental               163,828          109,110          362,506          264,824
  General and administrative                  233,773          374,821          487,208          953,869
  Depreciation and amortization               200,540          192,246          400,967          376,103
                                            ---------        ---------        ---------        ---------
      Total operating costs                   899,318          977,152        1,723,841        2,114,377
                                            ---------        ---------        ---------        ---------
      Net operating profit (loss)              43,102       (  561,785)         132,533       (1,417,308)
                                            ---------        ---------        ---------        ---------
Other income (expense)
  Professional fees related to litigation  (   92,581)      (  186,701)      (  147,989)      (  401,740)
  Dividend and interest income                 32,098           37,986           65,886           93,162
  Realized gain from
    sale of trading securities                     --               --               --          250,597
  Interest expense                         (    3,615)      (    5,887)      (    7,750)      (    6,614)
  Loss on disposals of assets              (    7,276)      (    5,425)      (   11,308)      (   13,692)
  Miscellaneous income                          3,719              759           35,757            1,555
                                            ---------        ---------        ---------        ---------
     Net other income (expense)            (   67,655)      (  159,268)      (   65,404)      (   76,732)
                                            ---------        ---------        ---------        ---------
Income (loss) before
  income tax provision (benefit)           (   24,553)      (  721,053)          67,129       (1,494,040)

Income tax provision (benefit)             (    9,000)              --           29,000               --
                                            ---------        ---------        ---------        ---------
Net income (loss)                         $(   15,553)     $(  721,053)      $   38,129      $(1,494,040)
                                            =========        =========        =========        =========

Earnings (loss) per common share          $       nil      $(      .15)      $      .01      $(      .32)
                                            =========        =========        =========        =========

Weighted average common and
  equivalent shares outstanding             4,666,866        4,666,866        4,907,296        4,666,866


The accompanying notes are an integral part of the consolidated financial statements

                     EXCAL ENTERPRISES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six months Ended December 31
                                                   1995             1994
                                                 ---------       ---------
Cash provided (used) by operating activities   $(  160,489)    $ 4,502,596
                                                 ---------      ----------
Cash flows from investing activities
  Purchase of held-to-maturity securities       (  590,181)     (3,917,996)
  Maturity of held-to-maturity securities        1,237,395              --
  Proceeds from sale of assets                       5,200              --
  Property and equipment additions              (   93,494)     (  997,010)
                                                 ---------       ---------
        Net cash provided (used)
          by investing activities                  558,920      (4,915,006)


Cash flows from financing activities
  Net proceeds from long-term debt                  47,000          84,836
  Principal repayments of long-term
    debt and capital leases                     (   37,852)     (   17,596)
                                                 ---------       ---------
      Net cash provided by financing activities      9,148          67,240
                                                 ---------       ---------
Increase (decrease) in
  cash and cash equivalents                        407,579      (  345,170)

Cash and cash equivalents at beginning of period 1,073,694         424,908
                                                 ---------       ---------
Cash and cash equivalents at end of period      $1,481,273      $   79,738
                                                 =========       =========

The accompanying notes are an integral part of the consolidated financial statements


                            EXCAL ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1995

NOTE 1 - FINANCIAL STATEMENTS

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended December 31, 1995 and 1994, (b) the financial position at December 31, 1995, and (c) cash flows for the six-month periods ended December 31, 1995 and 1994, have been made.

        The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company
for the fiscal year ended June 30, 1995.   The results of operations for the
three-month and six-month periods ended December 31, 1995 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 -  LICENSED DEALER PROGRAMS IN PROCESS

        Licensed dealer programs in process at December 31, 1995 consisted of the following:

Raw materials                                      $226,849
Work in process                                     240,000
Completed programs being installed,
  in transit, or not in service                     278,400
                                                    -------
                                                   $745,249
                                                    =======

NOTE 3 - EARNINGS (LOSS) PER COMMON SHARE

        Earnings (loss) per common share is based upon the weighted average number of common shares outstanding (4,666,866 for all periods) and the dilutive effect of common stock equivalents consisting of stock options and purchase warrants. Fully diluted earnings per share are not presented because it approximates earnings per common share.

=============================================================================

Item 2.  Management's Discussion and Analysis.

        The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

Results of Operations

        The Company's operational revenue and costs are grouped into three categories: (i) licensed dealer program, (ii) commercial real estate, and
(iii) general and administrative. Licensed dealer program revenue and costs relate to the Company's automotive services operations. Commercial real estate rental revenue and costs relate to the lease and management of property located in Jacksonville, Florida (Imeson Center). General and administrative costs represent salaries of administrative personnel and executive management, legal and accounting fees not related to litigation, and other general expenses not specifically incurred by the two operating divisions. The following discussion compares the results of operations for the three-month period ended December 31, 1995 (Second Quarter 1996) with the three-month period ended December 31, 1994 (Second Quarter 1995) and the six-month period ended December 31, 1995 (1996 YTD) with the six-month period ended December 31, 1994 (1995 YTD).

Licensed Dealer Program

        Revenue from licensed dealer programs for Second Quarter 1996 and 1996 YTD decreased $45,674 and $95,373 from Second Quarter 1995 and 1995 YTD, respectively. Big 10 Tires terminated its licensed dealer program with the Company effective June 30, 1995. Big 10 Tires accounted for $68,540 of the Second Quarter 1995 revenue and $138,513 of the 1995 YTD revenue. Excluding Big 10 Tires, revenue from other licensed dealers increased 11% in Second Quarter 1996, as compared to Second Quarter 1995, and 10% in 1996 YTD, as compared to 1995 YTD. New licensed dealer agents accounted for 65% of the increase in Second Quarter 1996 and 75% of the increase for 1996 YTD. As of December 31, 1995, the Company had 137 licensed dealer programs in operation. As of December 31, 1994, the Company had 166 licensed dealer programs in operation, 46 at Big 10 Tires stores and 120 at other licensed dealers. The Company is continuing to look for new opportunities to increase the number of participating licensed dealer agents.

        Licensed dealer program operating costs for the Second Quarter 1996 were relatively unchanged as compared to the Second Quarter 1995 and decreased by 9% in 1996 YTD, as compared to 1995 YTD. Cost savings were achieved as a result of personnel reductions in the last six months of 1994
and in November 1995.   These cost savings were offset by the fact  that
manufacturing costs were expensed during Second Quarter 1996, rather than capitalized, and $80,951 of manufacturing costs capitalized during the three months ended September 30, 1995 were written off during the Second Quarter 1996 to reduce the value of work in process. As of December 31, 1995, the Company had 29 licensed dealer programs available for installation and 50 licensed dealer programs in the process of being refurbished.

        The Company's licensed dealer program operations generated an operating loss of $176,782 for the Second Quarter 1996. This operating loss included the deduction of $105,740 in depreciation and amortization and the write-off of $80,951 of previously incurred manufacturing costs. Therefore, automotive operations generated $9,909 of cash flow in Second Quarter 1996. The Company's licensed dealer program operations have generated a $224,831 operating loss and used $15,913 in cash flow during 1996 YTD.

Commercial Real Estate Rental

        The commercial real estate rental operation generated revenue of $712,285 in Second Quarter 1996 and $1,394,236 for 1996 YTD, as compared to
revenue of $139,558 for both Second Quarter 1995 and 1995 YTD.   The two
primary tenants, Laney & Duke Terminal Warehouse Company (Laney & Duke) and America Online (AOL), occupy 87% of the available warehouse space and 50% of the available office space, respectively. During Second Quarter 1996, the Company finalized a lease extension with Laney & Duke. The lease extension was for a period of two years, with an option to renew for an additional three-year period. In addition to the space currently leased, Laney & Duke has an option to expand into the 13% of available warehouse space for calendar year 1996. The operating costs increased as a result of having tenants utilizing the building during Second Quarter 1996 and 1996 YTD.
Most of the costs incurred in Second Quarter 1995 and 1995 YTD were primarily due to expenses related to finding tenants and evaluating the Company's options for use of the building.


General and Administrative Costs

        General and administrative costs decreased 38% in Second Quarter 1996 and 49% in 1996 YTD, as compared to Second Quarter 1995 and 1995 YTD, respectively. These cost reductions were primarily related to a reduction in salary costs and professional fees. Professional fees decreased from $74,458 in Second Quarter 1995 to $43,313 in Second Quarter 1996 and from $266,211 in 1995 YTD to $95,757 in 1996 YTD. Reductions were achieved in both legal fees and accounting fees. Salaries and benefits decreased from $172,497 in Second Quarter 1995 to $132,946 in Second Quarter 1996 and from $441,427 in 1995 YTD to $278,010 in 1996 YTD. These savings were the result of personnel reductions made during the first seven months of fiscal 1995.


Consolidated Operating Results

        Net revenue of the Company increased by 127% in Second Quarter 1996 and 166% in 1996 YTD, as compared to Second Quarter 1995 and 1995 YTD,
respectively.   The decline in licensed dealer program revenue, as a result of the loss of Big 10 Tires, was more than offset by the increased revenue from the commercial real estate rental operation. Total operating costs declined from $977,152 in Second Quarter 1995 to $ 899,318 in Second Quarter 1996 and from $2,114,377 in 1995 YTD to $1,723,841 in 1996 YTD. The increases in the operating cost of the commercial real estate rental operation and depreciation and amortization were more than offset by reductions in licensed dealer program and general and administrative operating costs. These items resulted in the Company posting an operating profit of $43,102 for Second Quarter 1996 and $132,533 for 1996 YTD, as compared to an operating loss of $561,785 in Second Quarter 1995 and $1,417,308 in 1995 YTD.

        Professional fees related to litigation were significantly reduced from $186,701 in Second Quarter 1995 to $92,581 in Second Quarter 1996 and from $401,740 in 1995 YTD to $147,989 in 1996 YTD. These reductions have been achieved in part by management's consolidation of its litigation efforts with one law firm. However, the Company expects to continue to incur significant costs related to litigation.

        Income from dividends and interest declined as a result of a decline in cash and marketable securities. The realized gain from sale of trading securities in 1995 YTD is the result of the sale of all equity securities in which the Company had invested. At that time, the Company changed its investment policy to only invest in short-term debt securities issued by the United States Government or its agencies to avoid the risk of principal loss.

Liquidity and Capital Resources

        The working capital position of the Company was $1,789,266 at December 31, 1995, compared to $1,672,634 at June 30, 1995. The Company's working capital position and cash flows from operations are its only sources of funds currently available. The Company believes that these sources of funds are sufficient to meet its cash requirements for normal recurring operating activities.

        Cash used by operating activities was $160,489 in 1996 YTD, compared to
cash provided by operating activities of   $4,502,596 in 1995 YTD.  During
fiscal 1994 and 1995, the Company invested excess cash in marketable equity
securities.   Cash invested in these securities and receipts from the sale of these securities were recorded as operating cash flows. In 1995 YTD, proceeds from the sale of equity securities exceeded investment in equity securities by $6,993,418. Excluding the net receipts from the sale of marketable equity securities, operating activities used $2,490,822 of cash in 1995 YTD. Working capital provided by operating activities was $330,336 in 1996 YTD, as compared to working capital used by operations of $1,812,601 in 1995 YTD.
        During 1996 YTD, $1,237,395 of debt securities that the Company invested in matured. Purchases of $590,181 in debt securities were made in 1996 YTD. In 1995 YTD, the Company invested $3,917,996 of the proceeds from the sale of marketable equity securities in U.S. government debt securities. Property and equipment additions in 1996 YTD were primarily for equipment used at Imeson Center. Property and equipment additions in 1995 YTD included $118,323 used by Imeson Center to purchase equipment, $450,000 to purchase land and a building currently housing the automotive division's manufacturing operation, and $291,569 for licensed dealer programs in process. The balance of $137,118 related to improvements of the land and building acquired and acquisition of other miscellaneous personal property.
All of the net proceeds from long-term debt in 1996 YTD and the majority of the net proceeds from long-term debt in 1995 YTD represent post-acquisition financing of equipment acquired by Imeson Center.

        As of December 31, 1995, the Company did not have any material commitments for capital expenditures other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center. It is possible that any new tenant will require the Company to incur cost related to renovation of the property to meet the tenant's needs. The Company is in the process of clearing out
the last 199,000 square feet of warehouse space.   During 1996 YTD, $127,587
of net costs were incurred in this endeavor. Additional costs required to complete the clearing process are estimated to be less than $50,000. The automotive division is actively seeking new licensed dealers for its AccuBalance service using the Combi-Matcher technology. As of December 31, 1995, the Company had 29 licensed dealer programs available for installation. The Company may incur liabilities related to litigation in excess of amounts reserved (see Note 15 of the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30,
1995). Any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to borrow funds or raise additional capital through public or private debt
or equity financing.   The availability of these capital resources will
depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available, if required.


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

        No material events, other than those described below, have occurred in the Company's ongoing litigation matters. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

Securities and Exchange Commission Proceeding

        During Second Quarter 1996, Charles A. Ross, Douglas S. Gardner, George Crook, and J. Theodore Biesanz entered into settlement agreements with the Securities and Exchange Commission (SEC). These settlement agreements, excluding J. Theodore Biesanz, required payment of $105,000 in penalties.
The Company, in accordance with its indemnity agreements, reimbursed the former officers and/or directors for these penalties. On November 3, 1995, a case management conference was held regarding the remaining defendants.
At the case management conference, the Company agreed to complete discovery by May 31, 1996 and be ready for trial by September 16, 1996. The SEC agreed to complete discovery by November 27, 1996 and be ready for trial by March 28, 1997. No discovery cutoff date or trial date has been set by the Court.

Kerry F. Marler

On February 12, 1996, the Court dismissed with prejudice Mr. Marler's claim against the Company for defamation. At the same time, the Court denied the Company's motion to dismiss the other counts of Mr. Marler's amended counterclaim. No trial date has been set in this action.

Harvey Moore

        This case was scheduled for trial on December 11, 1995.  The Company's
motion to continue the trial was granted.   No trial date has been set.

NationsBank

        A final hearing was held on November 7, 1995 regarding this matter. A final judgment was entered in favor of the Company on November 20, 1995. On December 19, 1995, NationsBank filed a notice of appeal.



Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits

        None.

(b)  Reports on Form 8-K

        On December 22, 1995, the Company filed a Current Report on Form 8-K regarding the lease renewal with Laney & Duke.



SIGNATURES



        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXCAL ENTERPRISES, INC.
                                           Registrant


Dated: February 13, 1996                   /s/ W. CAREY WEBB
                                           W. Carey Webb
                                           President and
                                           Chief Executive Officer


Dated: February 13, 1996                   /s/ TIMOTHY R. BARNES
                                           Timothy R. Barnes
                                           Vice President and
                                           Chief Financial Officer