Form 10QSB/A
period 1995-03-31
EXCAL ENTERPRISES INC
filed 1996-05-14
CIK 832813

May 13, 1996


Securities and Exchange Commission
450 Fifth Street , N.W.
Washington, D. C. 20549

RE:  EXCAL ENTERPRISES, INC.
	File No. 0-17069

Dear Sir or Madam:

Enclosed for filing is the Company's Form 10-QSB/A1 for the period ended March 31, 1995. During fiscal 1995, the Company realized sales proceeds from salvage of personal property removed from the commercial real estate in Jacksonville, Florida. During the audit for the fiscal year ended June 30, 1995, it was determined that the proceeds realized from the salvage value of the personal property should be offset against the cost of preparing the property for rent. Therefore, this Form 10-QSB is being amended to reflect this change. Gain on sale of property has been reduced by $136,874 and $301,730 for the three months and nine months ended March 31, 1995, respectively. The gain was offset against the $476,272 of costs incurred to prepare the property for rental. The balance of $174,542 is included in the balance sheet under the caption "Capitalized rental clearing costs". Amortization expense was reduced by $107,342 and $140,727 for the three-month and nine-month periods ended March 31, 1995.

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


For the quarterly period ended March 31, 1995

Commission File No. 0-17068


		Excal Enterprises, Inc.
(Exact name of registrant as specified in its charter)

		 Delaware                                    59-2855398
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

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

	Yes    X       No

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock $0.001 par value                               4,666,866
 Class                                             Outstanding at May 16, 1995



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

	Notes to Consolidated Financial Statements                        7- 8

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



	Signatures                                                         14

	Exhibits                                                           15




ASSIX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1995
(Unaudited)


Current assets
Cash and cash equivalents                                   $    47,847
Marketable securities                                         3,038,622
Notes and accounts receivables
Accounts receivable - trade                  $   241,022
Accounts receivable - related parties              2,517
Officer & employee advances                       80,995
Less allowance for doubtful accounts          (      952)
									  ---------        323,582
Income tax receivable                                           383,403
Prepaid expenses & deposits                                     195,580
Inventories - at the lower of cost (determined
by the first-in, first-out method) or market                    351,053
												 ----------
Total current assets                                          4,340,087
												 ----------
Property & Equipment
   Land                                                       1,740,000
   Licensed Dealer Programs                    2,682,005
   Building & improvements                     4,862,982
   Other Property and equipment, net             648,832
									  ---------
									  8,193,819
Less accumulated depreciation and amortization 1,572,609
									  ---------      6,621,210
   Licensed dealer demonstration programs                        65,000
   Construction in process of Licensed dealer programs          396,000
												 ----------
Total property and equipment                                  8,822,210
												 ----------

Other Assets

Intangible Assets
 Manufacturing technology, less accumulated
   amortization of $57,599                                      170,358
 Capitalized rental clearing costs, less
   accumulated amortization of $5,818                           168,724
 Patents, less no accumulated amortization                       67,267
 Deferred charges, less accumulated amortization of $61,824      18,793
 Organization costs, less accumulated amortization of $65,527       403
 Other, less accumulated amortization of $166,520               224,624
												 ----------
Total other assets                                              650,169
												 ----------
Total Assets                                                $13,812,466
												 ==========
See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET (continued)
MARCH 31, 1995
(Unaudited)


Liabilities and Stockholders' Equity

Current liabilities
Accounts payable - trade                       $  129,593
Sales and payroll taxes payable                     6,341
Other accrued liabilities                         946,302
Current maturities on long-term debt              142,141
Deferred revenue                                   36,725
									  ----------
Total current liabilities                                   $ 1,261,102

Long-term debt                                                   73,928

Deferred income taxes                                         2,593,799

Stockholders' equity
Preferred stock - authorized, 7,500,000 of
  shares of $.01 par value, non-cumulative;
  no shares issued and outstanding             $       --
Common stock - authorized, 7,500,000 shares
  of $.001 par value;  shares issued,
  4,713,866, shares outstanding 4,666,866           4,713
Additional paid-in capital                      5,820,533
Retained earnings                               4,264,515
Less common stock held in treasury, 47,000
  shares at cost                               (  206,124)
									   ---------
Total stockholders' equity                                    9,883,637
												 ----------
Total Liabilities and Stockholders' Equity                  $13,812,466
												 ==========

See accompanying notes to the consolidated financial statements


ASSIX INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

							Three Months Ended March 31,   Nine Months Ended March 31,
							    1995            1994           1995            1994
Licensed dealer program revenues   $  271,686     $   253,600     $  828,920     $ 3,672,704
Real property revenues                416,531              --        635,586              --
Dividend & interest income             70,251              --        164,634              --
Realized gain on trading securities        --              --        249,376              --
Other income                            3,004          12,316          4,836          25,996
							 ---------      ----------      ---------      ----------
							   761,472         265,916      1,883,352       3,698,700
							 ---------      ----------      ---------      ----------
Costs and expenses:
Service                               107,661          94,554        296,222         939,135
General and administrative            435,861       1,938,027      2,466,811       3,484,985
Depreciation and amortization         205,104         456,140        581,206       1,795,307
Interest                                3,416          94,418         10,030         551,795
Loss/(gain) on asset write-down            --             839          8,062             816
(Gain)/Loss on sale of assets      (   19,973)          4,032     (   14,343)         11,846
							 ---------      ----------      ---------      ----------
Total Expenses                        732,069       2,588,010      3,347,988       6,783,884
							 ---------      ----------      ---------      ----------
							    29,403     ( 2,322,094)    (1,464,636)    ( 3,085,184)

Gain on Sears settlement                   --      13,136,146             --      13,136,146
							 ---------      ----------      ---------      ----------
Income before income taxes
  and extra-ordinary item              29,403      10,814,052     (1,464,636)     10,050,962

Provision for income taxes
Current                                    --     (   154,713)            --     (   154,713)
Deferred                                   --              --             --              --
							 ---------      ----------      ---------      ----------
Income (loss) before
  extraordinary item                   29,403      10,968,765     (1,464,636)     10,205,675
Extraordinary item, net of taxes           --       2,127,528             --       8,440,028
							 ---------      ----------      ---------      ----------

Net income (loss)                  $   29,403     $13,096,293    $(1,464,636)    $18,645,703
							 =========      ==========      =========      ==========


Earnings (loss) per common and
common equivalent share
Income from continuing operations
  (after related taxes)                $  .01          $ 2.35         $( .31)         $ 2.19
Extraordinary item                         --             .46             --            1.81
								 ----            ----           ----            ----
Net income (loss)                      $  .01          $ 2.81         $( .31)         $ 4.00
								 ====            ====           ====            ====
Weighted average common and
  common equivalent shares
  used in calculation:              4,666,866       4,666,866      4,666,866       4,666,866
							 =========       =========      =========       =========

See accompanying notes to the consolidated financial statements



ASSIX INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
										Nine Months Ended March 31,
											1995           1994
Cash flows provided by operating activities:
Net income                                        $(1,464,636)   $18,645,703
Adjustments to reconcile net income to
 net cash provided by operating activities
   Depreciation and amortization                      593,302      1,795,307
   Provision for uncollectable accounts receivable (   23,980)            --
   Loss on sale of property and equipment              23,287         11,846
   Gain on Sears settlement                                --        195,254
   Deferred revenue                                       543    (   380,268)
   Loss on asset write-downs                       (    4,033)           816
   Proceeds from sale of trading securities         8,130,437             --
   Purchase of trading securities                  (  924,995)            --
   Gain on sale of trading securities              (  249,376)            --
   Gain on debt restructuring                              --    (13,824,028)

Changes in operating assets (increase)/decrease
 and liabilities increase/(decrease):
   Accounts and notes receivable                   (   77,287)        69,313
   Prepaid expenses and advances                       24,017          6,223
   Income tax receivable                           (  383,403)            --
   Investments                                             --    ( 9,166,595)
   Other assets                                    (  378,935)   (     5,913)
   Accounts payable, accrued interest
	and accrued liabilities                       (1,178,123)       677,590
   Accrued liabilities - related parties                   --        337,057
   Income taxes payable                            (   44,524)     1,497,000
    Deferred Income taxes                          (   33,202)     2,458,000
   Accrued interest                                        --        481,184
   Sales and payroll taxes payable                 (   23,559)   (    59,720)
										  ---------     ----------
Net cash provided by operating activities           3,985,533      2,738,769
										  ---------     ----------

Cash flows used in investing activities:

   Purchase of holding securities                  (3,390,116)            --
   Capital expenditures                            (1,284,375)   (   440,265)
										  ---------     ----------
Net cash used in investing activities              (4,674,491)   (   440,265)
										  ---------     ----------

Cash flows provided by (used in) financing activities:
   Proceeds from debt                                 234,397             --
   Principal payments on debt                      (   74,646)   ( 2,474,493)
   Accounts receivable - related parties              152,146             --
										  ---------     ----------
Net cash provided (used) by financing activities      311,897    ( 2,474,493)
										  ---------     ----------

Increase in cash and cash equivalents              (  377,061)   (   175,989)

Cash and cash equivalents, beginning of period        424,908        582,010
										  ---------     ----------

Cash and cash equivalents, end of period          $    47,847    $   406,021
										  =========     ==========

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

	Other property and equipment consist of:

		 Office furniture and equipment          $ 314,588
		 Leasehold improvements                     53,393
		 Automobiles                               136,072
		 Machinery and equipment                   144,779
										   -------
										 $ 648,832
										   =======

	Under Financial Accounting Standards Board 67, the Company capitalized certain costs incurred to rent real estate. These capitalized costs, net of salvage proceeds, totalled $174,542 and are being amortized over 10 years.

NOTE 4 - OTHER ASSETS

	The Company capitalized $146,217 of costs associated with the improvement of the T7000 Combi-Matcher under Financial Accounting Standards Board 2 and
86.

NOTE 5 - GAIN ON SEARS SETTLEMENT

	On February 24, 1994, the Company entered into a Settlement Agreement with Sears under which Sears and the Company mutually released each other from any and all claims arising from the May 1989 Sears Licensed Tire Matching
Agreement. As part of the Settlement Agreement, Sears paid the Company $16,168,000 in cash (of which $2 million was paid prior to the date of the settlement ) and transferred to the Company approximately 74 acres of Duval County, Florida real property (improved by a vacant building containing approximately 1,715,000 square feet) and personal property formerly constituting the Sears Jacksonville Catalogue Merchandise Distribution Center
(the "Property"), which has been appraised at $6,000,000. In turn, the Company transferred 1,226 Tire Matching machines and patents pertaining to the Tire-Matching technology to Sears.

NOTE 6 - EXTRAORDINARY GAIN

	The Company generated an $8,440,028 extraordinary gain from settling its debt with its senior and subordinated lenders. The gain was determined by taking the outstanding debt and accrued interest at the time of the settlements ($5,000,000 principal and $1,562,500 of accrued interest for Mass Mutual and $7,905,600 principal and $1,155,928 of accrued interest for PNC
Bank of Kentucky) and reducing it by the payments that were made to the senior and subordinated lenders ($250,000 from Mass Mutual and $1,550,000 for PNC). Accordingly, the extraordinary gain is $8,440,028, which is the total gain of $13,824,028 less deferred taxes of $2,458,000 for the Mass Mutual settlement and $2,926,000 of income taxes for the PNC settlement. The deferred taxes for the Mass Mutual settlement were not previously recorded and are being recorded in the present quarter ended March 31, 1994. See Note 6 - Debt for further details.

NOTE 7 - LONG-TERM DEBT

   Long-term debt consists of the following:
										   March 31,
											1995
										  (Unaudited)

		   Automobile notes                        $  46,140
		   Insurance Financing                        99,859
		   Equipment notes                            38,228
		   Capitalized equipment leases               31,842
											-------
											216,069
		   Current maturities on long-term debt      142,141
											-------
		   Total long-term debt                    $  73,928
											=======

	The following are the aggregate maturities of the Company's existing long-term debt for years subsequent to June 30, 1995:

			1996           36,715
			1997           12,182
			1998           10,618
			1999           11,014
			Thereafter      3,399
					   $ 73,928

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

	During the Company's first fiscal 1995 quarter ended September 30,1994, the Board of Directors elected W. Carey Webb as the Company's new President and CEO with the directive of installing a new management team and redirecting the Company's business operations and investments. To that end, Mr. Webb has focused upon the following objectives: 1) to secure the company's existing business operations and install a new management team, 2) to maximize the operations of the Company's two primary businesses, and 3) to identify and invest the Company's financial assets in one or more basic operating businesses.

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

B.   Imeson Center:

	The Imeson Center property was conveyed to the Company by Sears Roebuck and Co. in early 1994 as part of its settlement with the Company relating to certain disputes that arose in connection with the Company's automotive business relationship with Sears. The Imeson Center property was built by Sears in 1974 to handle its catalog merchandising and distribution operations for the Southeastern portion of the United States. Because the building was constructed for the specialized purpose of serving as a Sears distribution center, the Company is presently determining the portion of the Imeson Center property that may be rented as commercial property and what tenant improvements may be required to maximize the rental value of such property.

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

	The Company is currently negotiating to lease approximately 92,000 square feet of first floor space to a prospective tenant in the Imeson Center property for a period of seven years, with an option to extend for an additional three year term. Although the terms of the proposed lease continue to be negotiated and no assurances can be given that a definitive lease agreement will be entered into, Company management believes that the proposed lease could generate in the form of annual base rent a minimum of $507,000 in the first year of the lease. Under its proposed terms, the tenant will pay its pro rata share of agreed upon operating expenses, including taxes, insurance, maintenance and utility expenses. In addition to base rent, the tenant will be required to pay as additional rent an amount sufficient to amortize approximately $1,000,000 advanced by the Company toward tenant improvement costs over the seven year term of the lease, together with interest at the rate of 11.5% per anum. The Company anticipates that the cost of the tenant improvements will total approximately $2,000,000 and will be shared by the Company and tenant on a 50/50 basis; provided, however that the tenant reimburses the Company for its share of such improvements over the initial term of the lease, together with interest, as additional rental payments. If the proposed lease for the Imeson Center property is entered into, the lease term will commence when tenant improvements are completed, which the Company expects to be finished in July 1995 for phase I and August for Phase II. The Company will pay its local leasing agent a 6% fee of the base rent generated by this lease, which represents an approximate aggregate amount of $200,000 payable out of the first five months of rental payments under the lease.

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

	In the past, the Company's Automotive division had operated with its licensed agents on a contractual basis which included a 30 day termination provision. Currently, all new licensed agent agreements utilizing the Company's exclusive Corvi/Combi technology require a twelve month written cancellation notice. In many cases (especially with smaller accounts), the business relationship with a proposed agent is initiated upon the execution of a comprehensive letter of intent with the understanding that the final licensed agent agreement will be executed shortly thereafter. The Company's business relationship with Big 10 Tire Co. of Mobile Alabama is controlled by such a letter of intent, dated March 26, 1992, which the Company attempted to convert into a signed 12 month agreement in 1993 and 1994. However, in December 1994, Big 10 Tires initiated discussions regarding its desire to alter the letter of intent/Agency arrangement, which among other issues included the purchase of the Combi-Matcher equipment from the Company. After months of discussions, Big 10 Tires notified the Company pursuant to a letter dated April 28, 1995 that it intended to terminate its agreement with the Company effective as of May 28, 1995.

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

D.  RESULTS OF OPERATIONS:

For the Three and Nine Months Ended March 31, 1995

	Revenues and other income for the three months ended March 31, 1995 ("Jan.
- - March 1995") increased $495,556 (186%) to $761,472 from $265,916 for the three months ended March 31, 1994 ("Jan. - March 1994"). This increase is primarily due to additional real property revenues from the Imeson Center. Revenues and other income for the nine months ended March 31, 1995 ("July -
March 1995") decreased $1,815,348 (49%) to $1,883,352 from $3,698,700 for the nine months ended March 31, 1994 ("July - March 1994"). The primary reason for this decrease is due to the fact that the Company and Sears (who generated approximately $1.4 million in revenue for the Company in the Oct. - Dec. 1993 period and $4.2 million in the Jan. - March 1995 period) terminated their relationship in February 1994. Additional revenue from the Imeson Center and the installation of new licensed dealer programs partially offset the decrease in Sears revenues. A licensed dealer program is an installed machine capable of performing the Company's proprietary AccuBalance/Corvi wheel-balancing service. As of March 31, 1995, the Company had 170 revenue producing programs utilizing the Combi-Matcher, compared with 159 programs utilizing the Combi-Matcher at March 31, 1994.

	Service expenses for licensed dealer programs for Jan. - March 1995 increased $13,107 (14%) to $107,661 from $94,554 for Jan. - March 1994.
Service expenses for the nine month period, July - March 1995, decreased $642,913 (69%) to $296,222 from $939,135 for July - March 1994. Service expenses for Jan. - March 1995, as a percentage of Licensed dealer program revenues, increased to 40% from 37% during the Jan. - March 1994 period. Service expenses for July - March 1995, as a percentage of Licensed dealer program revenues, increased to 36% from 26% during the July - March 1994 period. The slight increase for service expenses for the three month period Jan. - March 1995 reflects an increase in bonuses and costs for field personnel associated with increased Licensed dealer program revenues and installations. The increase for service expenses as a percentage of Licensed dealer program revenues for both the three month period and the nine month period is due to slightly higher expenses, and for the nine month period, substantially lower revenue than the prior year.

	General and administrative expenses for Jan. - March 1995 decreased $1,502,166 (77%) to $435,861 from $1,938,027 for Jan. - March 1994. General and administrative expenses for the nine month period, July - March 1995, decreased $1,018,174 (29%) to $2,466,811 from $3,494,985 for July - March
1994.  General and administrative expenses as a percentage of revenue for Jan.
- - March 1995 decreased to 57% from 729%. General and administrative expenses for July - March 1995, as a percentage of revenue, increased to 131% from 94%. The decrease in expenses from the prior year for the three month and nine month periods are due to among other things, 1) a decrease in professional fees that arose from various litigation matters 2) a decrease in technology expense, and 3) the capitalization of additional costs above the prior year associated with an increase in the production of the Combi-Matcher from the prior year.

	Depreciation and amortization expense for Jan. - March 1995 decreased $251,036 (55%) to $205,104 from $456,140 for Jan. - March 1994. Depreciation and amortization expense for the nine month period, July - March 1995, decreased $1,214,101 (68%) to $581,206 from $1,795,307 for July - March 1994.
This decrease is a result of the discontinuance of depreciation for Dealer Licensed machines previously installed at Sears (such machines were sold to Sears on February 24, 1994) and the discontinuance of amortization of deferred borrowing costs (which were written off in December 1993), which decrease has been partially offset by depreciation expense for the warehouse facility located at the Imeson Center and the amortization of clearing costs of the warehouse facility.

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

	Gain on the sale of assets for Jan. - March 1995 increased $24,005 to $19,973 from a loss of $4,032 for Jan. - March 1994. Gain on the sale of assets for the nine month period, July - March 1995, increased $26,189 to $14,343 from a loss of $11,846 for July - March 1994.

	For the three months ended March 31, 1995 the Company reported income before income taxes and extra-ordinary gain of $29,403 versus income of $10,814,052 during the same period of the prior fiscal year. The Company generated net income, after taxes, of $29,403 for the Jan. - March 1995 period as compared to income of $13,096,293 for the comparable Jan. - March 1994 period. For the nine months ended March 31, 1995 the Company reported a loss before income taxes and extra-ordinary gain of $1,464,636 versus income of $10,050,962 during the same period of the prior fiscal year. The Company generated a net loss, after taxes, of $1,464,636 for the July - March 1995 period as compared to income of $18,645,703 for the comparable July - March 1994 period. The reason for the reduction in income is due to the non-recurrence of the extra-ordinary item and the reduction in revenues from the Sears settlement.

E.  Liquidity and Capital Resources:

	The Company's consolidated balance sheet is presented on a classified basis. As of March 31, 1995, the Company's primary sources of liquidity were $47,847 in cash, $3,038,622 in marketable securities and certificates of deposit, and $241,022 of trade accounts receivable. As of March 31, 1995, the aggregate amount of the Company's short term liabilities (accounts payable, accrued liabilities, income taxes payable, accrued interest and sales and payroll taxes payable) was $1,261,102. The net liquidity of the Company as of March 31, 1995 was $2,066,389.

	Management believes these net sources of liquidity and cash flow will be adequate to meet present obligations maturing in the fiscal year ending June
30, 1995.

Due to the classification of certain investments as trading securities, see footnote 2, the $8,130,437 of proceeds from the sale of such securities (which had been purchased with the proceeds from the Sears settlement) falls into cash provided by operating activities. Because of that classification, the Company generated cash provided by operating activities during the July - March 1995 period of $3,985,533 compared with net cash provided by operating
activities of $2,738,769 for the July - March 1994 period.   Absent the sale
of those securities, the Company would not have had a positive cash flow from operating activities for the nine month period, rather it would have used $2,970,533 of cash in operating activities for the July - March 1995 period. For the three month period ended Jan. - March 1995 , the Company used cash from operating activities, exclusive of the trading securities, of $489,516.

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

	(a)  Exhibits
Reg. S-B
Item No.
Description    Exhibit
Page No.
11(a)     Computation of Earnings per Share  attached

	(b)  Reports on Form 8-K
	During its most recent quarter ended March 31, 1995, no current Reports on Form 8-K were filed by the Company.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						Excal Enterprises, Inc.
						Registrant

	Dated May 13, 1996       /s/W. Carey Webb
						W. Carey Webb
						Chief Executive Officer and President


	Dated May 13, 1996       /s/Timothy R. Barnes
						Timothy R. Barnes
						Vice President and Chief Financial Officer




							  ASSIX INTERNATIONAL, INC.       Exhibit 11
						  CALCULATION OF EARNINGS PER SHARE
								    (Unaudited)

						  Three Months Ended          Nine Months Ended
							  March 31,                  March 31,
						   1995         1994         1995          1994
Primary earnings per common and
	common equivalent share:
Net income (loss)              $ 29,403  $13,096,293  $(1,464,636)  $18,645,703
Add interest on long-term
 debt net of income taxes (a)        --           --           --            --
						   ------   ----------    ---------    ----------
Adjusted income (loss)
 applicable to common and
 common equivalent shares      $ 29,403  $13,096,293  $(1,464,636)  $18,645,703
						   ======   ==========    =========    ==========


Weighted average number of common and
common equivalent shares outstanding:
Weighted average number of shares
of common stock outstanding   4,666,866    4,666,866    4,666,866     4,666,866
Common stock equivalents
 representing dilutive
 options and warrants (b)            --           --           --            --
						 --------    ---------    ---------     ---------
Weighted average number of
 common and common equivalent
 shares outstanding           4,666,866    4,666,866    4,666,866     4,666,866
						=========    =========    =========     =========

Income (loss) from continuing
operations (after taxes)         $  .01       $ 2.35       $( .31)       $ 2.19
Extra-ordinary item                  --          .46           --          1.81
							----         ----         ----          ----
Primary earnings (loss) per common
and common equivalent share      $  .01       $ 2.81       $( .31)       $ 4.00
							====         ====         ====          ====



(a) Adjustment to net income (loss) has been shown net of tax effects which were calculated at 39% of the gross amount of the adjustment.
(b) Earnings (loss) per common and common equivalent share for the three months ended March 31, 1995, and 1994 have been computed based upon the weighted average number of common shares outstanding during the period. Common stock warrants and options are not considered in the computations because they are anti-dilutive in the aggregate.






15