Form 10QSB
period 1996-03-31
EXCAL ENTERPRISES INC
filed 1996-05-14
CIK 832813

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

(Mark One)

	[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended March 31, 1996


	[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

		For the transition period from ______________ to ___________________


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

		(813) 224-0228
Registrant's telephone number


(Former Name, former address and former fiscal year, if changed since last year)

	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes    X       No

As of April 30, 1996, there were 4,666,866 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): _____Yes ___X__  No



					    INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                            Page

	ITEM 1.  Financial Statements

		Consolidated Balance Sheet as of March 31, 1996                   3

		Consolidated Statements of Operations for the three-month and
		  nine-month periods ended March 31, 1996 and 1995                4

		Consolidated Statements of Cash Flows for the nine-month
		  periods ended March 31, 1996 and 1995                           5

		Notes to Consolidated Financial Statements                        6

	ITEM 2.  Management's Discussion and Analysis of Financial
		 Condition and Results of Operations                              7

PART II.  OTHER INFORMATION

	ITEM 1.  Legal Proceedings                                        10

	ITEM 5.  Other information                                        11

	ITEM 6.  Exhibits and Reports on Form 8-K                         11


Items not shown have been omitted because they are not applicable.


Item 1.  Financial Statements.
					   EXCAL ENTERPRISES, INC.
					 CONSOLIDATED BALANCE SHEET
						  MARCH 31, 1996

							 ASSETS
Current Assets:
Cash and cash equivalents                                  $  1,992,063
Accounts receivable - trade, less allowance
  for doubtful accounts of $32,998                              326,096
Accounts receivable - related parties                            38,568
Income tax receivable                                           420,143
Prepaid expenses and deposits                                   221,018
Deferred tax asset                                              188,000
                                                												 ----------
	Total current assets                                         3,185,888
												                                                 ----------
Property, plant and equipment:
Land                                                          1,740,000
Buildings and improvements                                    6,008,280
Licensed dealer programs                                      2,120,615
Furniture, fixtures, vehicles and equipment                     727,382
									                                                			 ----------
												                                                 10,596,277
											                                                	 ----------
    Less accumulated depreciation and amortization            1,867,533
								                                                				 ----------
												                                                  8,728,744
    Licensed dealer programs in process                         727,963
									                                                			 ----------
	 Total property, plant and equipment                         9,456,707
									                                                			 ----------
Manufacturing technology, less accumulated
  amortization of $71,008                                       156,949
Capitalized Clearing Costs, less accumulated
  amortization of $41,622                                       486,801
Commission Costs, less accumulated amortization of $89,766      241,648
Other intangible assets, less accumulated
  amortization of $252,736                                        2,665
											                                                	 ----------
	 Total Assets                                             $ 13,530,658
												                                                 ==========

				 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                   $    441,424
Reserve for litigation                                          766,480
Current portion of long-term debt and obligations
  under capital leases                                          107,431
                                                												 ----------
	 Total current liabilities                                   1,315,335
                                                												 ----------
Long-term debt and obligations under capital leases              64,216
Deferred tax liability                                        2,219,000
                                                												 ----------
	 Total Liabilities                                           3,598,551

Stockholders' equity:
Preferred stock                                                      --
Common stock                                                      4,713
Additional paid-in capital                                    5,820,533
Retained earnings                                             4,312,985
Less 47,000 shares of common stock held in treasury at cost (   206,124)
			                                                									 ----------
	 Total stockholders' equity                                  9,932,107
                                                												 ----------
Total Liabilities and Stockholders' Equity                 $ 13,530,658
                                                												 ==========

The accompanying notes are an integral part of the consolidated financial statements



					  EXCAL ENTERPRISES, INC.
				CONSOLIDATED STATEMENTS OF OPERATIONS

                                  								  Three Months Ended March 31    Nine Months Ended March 31
                                    									   1996           1995           1996           1995
                                    									---------      ---------      ---------      ---------
Revenue
  Licensed dealer program                  $   209,373    $   271,409    $   671,511    $   828,920
  Commercial real estate rental                805,590        459,229      2,199,826        598,787
				                                    					---------      ---------      ---------      ---------
    	Net revenue                             1,014,963        730,638      2,871,337      1,427,707
                                    									---------      ---------      ---------      ---------
Operating costs
  Licensed dealer program                      190,461          5,413        663,621        524,994
  Commercial real estate rental                174,409        296,693        536,915        561,517
  General and administrative                   209,831        216,899        697,039      1,170,768
  Depreciation and amortization                197,258        214,071        598,225        590,174
                                    									---------      ---------      ---------      ---------
	Total operating costs                         771,959        733,076      2,495,800      2,847,453
                                    									---------      ---------      ---------      ---------
	Net operating profit (loss)                   243,004     (    2,438)       375,537     (1,419,746)
                                    									---------      ---------      ---------      ---------
Other income (expense)
  Professional fees related to litigation   (   83,014)    (   58,247)    (  231,003)    (  459,987)
  Dividend and interest income                  24,112         71,472         89,998        164,634
  Realized gain from
	sale of trading securities                         --             --             --        249,376
  Interest expense                          (    4,574)    (    3,416)    (   12,324)    (   10,030)
  Gain (Loss) on disposals of assets        (   15,450)        19,973     (   26,758)         6,281
  Miscellaneous income                          11,092          2,059         46,849          4,836
                                    									---------      ---------      ---------      ---------
	Net other income (expense)                 (   67,834)        31,841     (  133,238)    (   44,890)
                                    									---------      ---------      ---------      ---------
Income (loss) before
  income tax provision (benefit)               175,170         29,403        242,299     (1,464,636)

Income tax provision (benefit)                  69,000             --         98,000             --
                                    									---------      ---------      ---------      ---------
Net income (loss)                          $   106,170    $    29,403    $   144,299    $(1,464,636)
                                    									=========      =========      =========      =========

Earnings (loss) per common share           $       .02    $       .01    $       .03    $(      .31)
                                    									=========      =========      =========      =========

Weighted average common and
  equivalent shares outstanding              5,063,081      4,666,866      4,959,224      4,666,866
                                    									=========      =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements



                    					  EXCAL ENTERPRISES, INC.
               				CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       										 Nine months Ended March 31
                                            											1996           1995
                                        										  ---------      ---------
Cash flows from operating activities
Net income (loss)                                 $   144,299    $(1,464,636)
Non-cash expenditures                                 581,124        305,998
Proceeds from sale of trading
  securities - net of purchases                            --      7,205,442
Change in operating assets and liabilities         (  985,582)    (2,034,125)
                                        										  ---------      ---------
Net cash provided (used) by operations             (  260,159)     4,012,679
                                        										  ---------      ---------
Cash flows from investing activities
Purchase of held-to-maturity securities            (  590,181)    (3,902,658)
Maturity of held-to-maturity securities             1,827,576        512,542
Proceeds from sale of assets                           20,971             --
Property and equipment additions                   (  118,830)    (1,284,375)
                                        										  ---------      ---------
Net cash provided (used) by investing activities    1,139,536     (4,674,491)
                                        										  ---------      ---------
Cash flows from financing activities
Net proceeds from long-term debt                      122,607        234,397
Principal repayments of long-term
  debt and capital leases                          (   83,615)    (   74,646)
Principal repayments of note receivable
  from officer                                             --        125,000
                                        										  ---------      ---------
Net cash provided by financing activities              38,992        284,751
                                        										  ---------      ---------

Increase (decrease) in cash and cash equivalents      918,369     (  377,061)

Cash and cash equivalents at beginning of period    1,073,694        424,908
                                        										  ---------      ---------
Cash and cash equivalents at end of period        $ 1,992,063    $    47,847
                                        										  =========      =========
The accompanying notes are an integral part of the consolidated financial statements




					  EXCAL ENTERPRISES, INC.
			   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

						 March 31, 1996


NOTE 1 - FINANCIAL STATEMENTS

	In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended March 31, 1996 and 1995, (b) the financial position at March 31, 1996, and (c) cash flows for the nine-month periods ended March 31, 1996 and 1995, have been made.

	The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1995. The results of operations for the three-month and nine-month periods ended March 31, 1996 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 -  LICENSED DEALER PROGRAMS IN PROCESS

	Licensed dealer programs in process at March 31, 1996 consisted of the following:

		Raw materials                         $ 210,263
		Work in process                         181,700
		Completed programs being installed,
		  in transit, or not in service         336,000
                                										-------
                            									   $ 727,963
                                										=======

NOTE 3 - EARNINGS (LOSS) PER COMMON SHARE

	Earnings (loss) per common share is based upon the weighted average number of common shares outstanding (4,666,866 for all periods) plus the dilutive effect of common stock equivalents consisting of stock options and purchase warrants. Fully diluted earnings per share are not presented because it approximates earnings per common share.

NOTE 4 - RECLASSIFICATIONS

	Certain reclassifications have been made to the fiscal 1995 financial statements in order to conform them to the fiscal 1996 presentation. None of the reclassifications affected the financial position or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

Results of Operations

	The Company's operational revenue and costs are grouped into three categories: (i) licensed dealer program, (ii) commercial real estate rental, and (iii) general and administrative. Licensed dealer program revenue and costs relate to the Company's automotive services operations. Commercial real estate rental revenue and costs relate to the lease and management of property located in Jacksonville, Florida (Imeson Center). General and administrative costs represent salaries of administrative personnel and executive management, legal and accounting fees not related to litigation, and other general expenses not specifically incurred by the two operating divisions. The following discussion compares the results of operations for the three-month period ended March 31, 1996 (Third Quarter 1996) with the three-month period ended March 31, 1995 (Third Quarter 1995) and the nine-month period ended March 31, 1996 (1996 YTD) with the nine-month period ended March 31, 1995 (1995 YTD).

Licensed Dealer Program

	Revenue from licensed dealer programs for Third Quarter 1996 and 1996 YTD decreased $62,036 and $157,409 from Third Quarter 1995 and 1995 YTD, respectively. Big 10 Tires terminated its licensed dealer program with the Company effective June 30, 1995. Big 10 Tires accounted for $68,072 of the
Third Quarter 1995 revenue and $206,585 of the 1995 YTD revenue.  Excluding
Big 10 Tires, revenue from other licensed dealers increased 3% in Third
Quarter 1996, as compared to Third Quarter 1995, and 8% in 1996 YTD, as compared to 1995 YTD. New licensed dealer agents accounted for $18,101 of Third Quarter 1996 revenue and $42,110 of 1996 YTD revenue. As of March 31, 1996, the Company had 134 licensed dealer programs in operation. As of March
31, 1995, the Company had 171 licensed dealer programs in operation, 46 at Big
10 Tires stores and 125 at other licensed dealers. After the end of the quarter, the Company received notice from Michel Tire Company of its intention to terminate the Agency Agreement with the Company for the provision of AccuBalance Wheel Balancing Services, effective March 31, 1997. The Company intends to work very closely with Michel Tire Company in an effort to continue the business relationship beyond the March 31, 1997 effective date of the termination notice. Michel Tire Company accounted for $252,006 (38%) of the Company's licensed dealer program revenue in 1996 YTD and $224,622 of licensed dealer program revenue in 1995 YTD. The Company is continuing to look for new opportunities to increase the number of participating licensed dealer agents.

	Licensed dealer program operating costs do not include capitalized manufacturing costs. During 1995 YTD, 33 licensed dealer programs were manufactured, 31 in Third Quarter 1995. The capitalization of costs related to the construction of these licensed dealer programs significantly reduced licensed dealer program operating costs in Third Quarter 1995. Total operating and manufacturing costs, excluding raw materials, decreased from $769,157 in 1995 YTD to $648,273 in 1996 YTD and from $229,950 in Third
Quarter 1995 to $178,811 in Third Quarter 1996. These cost savings were achieved as a result of personnel reductions in the last six months of 1994 and in November 1995. As of March 31, 1995, the Company had 35 licensed dealer programs available for installation and 46 licensed dealer programs in the process of being refurbished.

	The Company's licensed dealer program operations generated an operating loss of $87,508 and cash flow of $24,572 in Third Quarter 1996 as compared to an operating profit of $123,738 and use of $133,754 in cash in Third Quarter 1995. The Company's licensed dealer program operations generated a $312,339 operating loss and cash flow of $8,659 during 1996 YTD as compared to an operating loss of $108,849 and use of $126,784 in cash during 1995 YTD.

Commercial Real Estate Rental

	The commercial real estate rental operation generated revenue of $805,590 in Third Quarter 1996 and $2,199,826 for 1996 YTD, as compared to revenue of
$459,229 in Third Quarter 1995 and $598,787 for 1995 YTD.   The two primary
tenants, Laney & Duke Terminal Warehouse Company (Laney & Duke) and America Online (AOL), currently occupy 100% of the available warehouse space and 50% of the available office space, respectively. During Third Quarter 1996, the Company finalized a lease extension with Laney & Duke. The lease extension was for a period of two years, with an option to renew for an additional three-year period. The operating costs decreased as a result of more normalized operations. Most of the costs incurred prior to Third Quarter 1995 were primarily related to finding tenants and evaluating the Company's options for use of the building.

General and Administrative Costs

	General and administrative costs decreased 3% in Third Quarter 1996 and 40% in 1996 YTD, as compared to Third Quarter 1995 and 1995 YTD, respectively. These cost reductions were primarily related to reductions in salary costs and professional fees during the first six months of fiscal 1996 as compared to the first six months of fiscal 1995. Professional fees decreased from $294,359 in 1995 YTD to $131,105 in 1996 YTD. Reductions were achieved in both legal fees and accounting fees. Salaries and benefits decreased from $580,819 in 1995 YTD to $429,669 in 1996 YTD.

Consolidated Operating Results

	Net revenue of the Company increased by 39% in Third Quarter 1996 and 101% in 1996 YTD, as compared to Third Quarter 1995 and 1995 YTD,
respectively.   The decline in licensed dealer program revenue, as a result of the loss of Big 10 Tires, was more than offset by the increased revenue from the commercial real estate rental operation. Total operating costs increased slightly from $733,076 in Third Quarter 1995 to $771,959 in Third Quarter 1996 and decreased from $2,847,453 in 1995 YTD to $2,495,800 in 1996 YTD. The increases in licensed dealer program operating costs were almost offset by reductions in commercial real estate rental operating costs in the Third Quarter 1996 and were more than offset by reductions in general and administrative operating costs for 1996 YTD. These items resulted in the Company posting an operating profit of $243,004 for Third Quarter 1996 and $375,537 for 1996 YTD, as compared to an operating loss of $2,438 in Third Quarter 1995 and $1,419,746 in 1995 YTD.

	Professional fees related to litigation were $27,767 greater in Third Quarter 1996 as compared to Third Quarter 1995 as a result of preparing some cases for trial. However, professional fees related to litigation for 1996 YTD are only one-half of the expense for 1995 YTD. These reductions have been achieved in part by management's consolidation of its litigation efforts with one law firm. However, the Company expects to continue to incur significant costs related to litigation.

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

Liquidity and Capital Resources

	The working capital position of the Company was $1,870,553 at March 31, 1996, compared to $1,672,634 at June 30, 1995. The Company's working capital position and cash flows from operations are its only sources of funds currently available. The Company believes that these sources of funds are sufficient to meet its cash requirements for normal recurring operating activities.

	Cash used by operating activities was $260,159 in 1996 YTD, compared to cash provided by operating activities of $4,012,679 in 1995 YTD. During fiscal 1994 and 1995, the Company invested excess cash in marketable equity securities. Cash invested in these securities and receipts from the sale of these securities were recorded as operating cash flows. In 1995 YTD, proceeds from the sale of equity securities exceeded investment in equity securities by $7,205,442. Excluding the net receipts from the sale of marketable equity securities, operating activities used $3,192,763 of cash in 1995 YTD. Working capital provided by operating activities was $420,724 in 1996 YTD, as compared to working capital used by operations of $1,537,573 in 1995 YTD.

	During 1996 YTD, purchases of $590,181 in debt securities were made and $1,827,576 of debt securities that the Company invested in matured. In 1995 YTD, the Company invested $3,902,658 of the proceeds from the sale of marketable equity securities in U.S. government debt securities. Property and equipment additions in 1996 YTD were primarily for equipment used at Imeson Center. Property and equipment additions in 1995 YTD included $192,034 used by Imeson Center to purchase equipment, $506,875 to purchase and renovate land and a building currently housing the automotive division's manufacturing operation, $432,575 for licensed dealer programs in process, and $152,891 of other miscellaneous personal property. The net proceeds from long-term debt in 1996 YTD include $47,000 in post-acquisition financing of equipment and the balance represents funding of insurance premiums. The majority of the net proceeds from long-term debt in 1995 YTD represent post-acquisition financing of equipment acquired by Imeson Center.

	After the Sears settlement was finalized in 1994, the Company's management had three main objectives. These objectives were to: (i) eliminate the negative cash flow from automotive operations through reduction of expenses and expansion of the revenue base; (ii) locate tenants for the Imeson Center property in Jacksonville received as part of the Sears settlement to increase the value of the property; and, (iii) evaluate other business opportunities for expansion and growth. Despite the loss of Big Ten Tires in June 1995, the Company's automotive operations are now generating positive cash flow. These operations are still generating a financial loss as a result of depreciation and amortization charges. The 1,492,000 square feet of warehouse space in the Imeson Center facility is completely leased and 50% of the office space is leased. The Company implemented a marketing campaign to locate a tenant or tenants to lease the remaining 92,000 square feet of office space. The Company, with its broker Phoenix Realty, has received significant interest in its marketing campaign and has shown the space to several potential lessees, any one or two of which could fill the remaining space.
The Company has also investigated the costs and requirements for building additional warehouse facilities on land currently owned adjacent to the Imeson Center facility. Based on these preliminary investigations, subject to obtaining final permits and other regulatory approvals, the Company believes it may be able to build two facilities, one approximately 100,000 square feet and the other approximately 150,000 square feet on two different out parcels. The cost of building these warehouse facilities is estimated to range between $20 and $24 per square foot, or between $5,000,000 to $6,000,000. The Company has also investigated other properties in the Imeson Park and surrounding area that may be for sale. Recently, the Company has begun searching for and reviewing business plans of companies that are for sale or looking for an equity partner to meet expansion needs. This process is in the preliminary stages. It is anticipated that many opportunities will need to be evaluated before a potential acquisition candidate is found, if any. Expansion in the commercial real estate rental area or acquisition of a new business will require substantial capital in excess of the Company's current liquidity position. As a result, the Company has begun discussions with various mortgage brokers and other financing institutions regarding leveraging the Company's property located in Jacksonville.

	As of December 31, 1995, the Company did not have any material commitments for capital expenditures other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center. It is probable that any new tenant will require the Company to incur costs related to renovation of the property to meet the tenant's needs. The automotive division is actively seeking new licensed dealers for its AccuBalance service using the Combi-Matcher technology. As of March 31, 1996, the Company had 35 licensed dealer programs available for installation. The Company may incur liabilities related to litigation in excess of amounts reserved (see Note 15 of the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 and "Part II. Item 1 - Legal Proceedings" of this Form 10-QSB). Any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to borrow funds or raise additional capital through public or private debt or equity financing. The availability of these capital resources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available, if required.



PART II - OTHER INFORMATION

Item 1. - Legal Proceedings.

	No material events, other than those described below, have occurred in the Company's ongoing litigation matters. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

Securities and Exchange Commission Proceeding

	In November 1995, Charles A. Ross, Douglas S. Gardner, George Crook, and
J. Theodore Biesanz entered into settlement agreements with the Securities and Exchange Commission (SEC). These settlement agreements, excluding J. Theodore Biesanz, required payment of $105,000 in penalties. The Company, in accordance with its indemnity agreements, reimbursed the former officers and/or directors for these penalties. On November 3, 1995, a case management conference was held regarding the remaining defendants. At the case management conference, the Company agreed to complete discovery by May 31, 1996 and be ready for trial by September 16, 1996. The SEC agreed to complete discovery by November 27, 1996 and be ready for trial by March 28, 1997. No discovery cutoff date or trial date has been set by the Court.

ASX Investment Corporation

	On February 27, 1996, ASX Investment Corporation (ASX) filed a new Complaint in the United States District Court for the Middle District of Florida, Civil Action No. 96-348-CIV-T-21E. this Complaint basically contains all the same allegations as the previously filed Complaint, with additional allegations regarding deficiencies in the Company's 1995 Proxy Statement. On March 12, 1996, ASX filed for voluntary dismissal of the previous Complaint (Civil Action No. 94-1698-CIV-T-25B). On March 18, 1996, the Company filed a motion to dismiss the new Complaint with prejudice on the grounds that ASX had voluntarily dismissed two previous Complaints containing the same allegations.

Kerry F. Marler

On February 12, 1996, the Court dismissed with prejudice Mr. Marler's claim against the Company for defamation. At the same time, the Court denied the Company's motion to dismiss the other counts of Mr. Marler's amended counterclaim. No trial date has been set in this action.

KFM Venture, Inc.

Trial has been set for August 12, 1996.

Harvey Moore

	This case was scheduled for trial on December 11, 1995. The Company's motion to continue the trial was granted. The trial is currently scheduled for August 1996.

NationsBank

	A final hearing was held on November 7, 1995 regarding this matter. A final judgment was entered in favor of the Company on November 20, 1995. On December 19, 1995, NationsBank filed a notice of appeal.

David J. Smith

	On April 17, 1996, the Company filed a complaint against David J. Smith and John Does 1 through 10 in the United States District Court for the Middle District of Florida (Case No. 96-764-CIV-T-23E). The complaint alleges that Mr. Smith, together with four other named individuals and certain unnamed individuals, have acquired in excess of 15% of the outstanding shares of the Company's common stock. The Complaint seeks: (i) a declaratory judgment that the actions of Mr. Smith and the other named and unnamed individuals constitutes a "Triggering Event" under the Company's Shareholder Rights Plan and that the Company's shareholders who are not part of the Defendant's affiliated group are entitled to the benefits described in the Rights Plan; and, (ii) an order restraining the defendants from voting any of their shares of the Company common stock. The Complaint also alleges violations of Section 13(d) and Rule 13d-1 of the Securities Exchange Act of 1934, as amended. See "Part II. Item 5. - Other Information."

Item 5. - Other Information.

	On March 27, 1996, certain individuals (David J. Smith, Jonathan E. Humphreys, Kyle K. Krueger, J. Steven Emerson and Apollo Capital Management Group L.P.) filed a Schedule 13D with the Securities and Exchange Commission. The Schedule 13D was subsequently amended on April 24, 1996. The Schedule 13D, as amended, reports that these individuals had acquired 622,000 shares of the Company's common stock ( representing 13.33% of the outstanding shares) as of April 9, 1996. The Company believes that the Schedule 13D violates Section 13(d) and Rule 13d-1 of the Securities Exchange Act of 1934, as amended, and constitutes a "Triggering Event" under the Company's Shareholder Rights Plan. On April 17, 1996, the Company filed a Complaint in the United States District Court for the Middle District of Florida regarding the foregoing matters. See "Part II. Item 1. - Legal Proceedings."

Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits.

	None.

(b)  Reports on Form 8-K.

	The Company filed a Current Report on Form 8-K, dated April 12, 1996, regarding the termination notice received from Michel Tire Company.


SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               	EXCAL ENTERPRISES, INC.
                               	Registrant



	Dated: May 13, 1996            /s/ W. CAREY WEBB
                                ------------------------
                              		W. Carey Webb
                              		President and Chief Executive Officer



	Dated: May 13, 1996            /s/ TIMOTHY R. BARNES
                                ------------------------
                              		Timothy R. Barnes
                              		Vice President and Chief Financial Officer






6
6