Form 10QSB
period 1996-09-30
EXCAL ENTERPRISES INC
filed 1996-11-14
CIK 832813

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September  30, 1996


    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ________________


                          Commission File No. 0-17069


                                    Excal Enterprises, Inc.
       (Exact name of small business issuer as specified in its charter)

            Delaware                                59-2855398
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

           100 North Tampa Street, Suite 3575, Tampa, Florida  33602
                   (Address of principal executive offices)

                              (813) 224-0228
                           Issuer's telephone number

              ___________________________________________________
             (Former Name, former address and former fiscal year,
                         if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X        No_____

As of October 31, 1996, there were 4,025,594 shares of the issuer's common stock, par value $0.001, outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996

                                    ASSETS

Current Assets
Cash and cash equivalents                                    $    534,759
Accounts receivable - trade                                       363,682
Accounts receivable - related parties                              29,584
Income tax receivable                                             120,377
Prepaid expenses and deposits                                     224,114
Net assets of discontinued operations                             588,146
Deferred tax asset                                                169,000
                                                               ----------
     Total current assets                                       2,029,662
                                                               ----------
Property, plant and equipment
Land                                                            1,740,000
Buildings and improvements                                      5,896,524
Furniture, fixtures, vehicles and equipment                       455,087
                                                               ----------
                                                                8,091,611
    Less accumulated depreciation and amortization                489,553
                                                               ----------
       Net property, plant and equipment                        7,602,058
                                                               ----------
Capitalized Clearing Costs, less
  accumulated amortization of $69,446                             502,643
Commission Costs, less accumulated amortization of $63,720        209,518
                                                               ----------
Total Assets                                                $  10,343,881
                                                               ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                     $    658,296
Reserve for litigation                                            766,480
Current portion of long-term debt                                  66,260
                                                               ----------
      Total current liabilities                                 1,491,036

Long-term debt                                                     31,864
Deferred tax liability                                          1,904,000
                                                               ----------
      Total Liabilities                                         3,426,900
                                                               ----------
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares
  authorized, no shares issued and outstanding                         --
Common stock, $.001 par value, 7,500,000 shares authorized
  4,713,866 shares issued, 4,025,594 shares outstanding             4,713
Additional paid-in capital                                      5,800,423
Retained earnings                                               3,434,167
Less 688,272 shares of common stock held
  in treasury, shares at cost                                (  2,322,322 )

      Total stockholders' equity                                6,916,981
                                                               ----------
Total Liabilities and Stockholders' Equity                  $  10,343,881
                                                               ==========

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Quarter Ended September 30
                                                  --------------------------
                                                      1996              1995
                                                  ----------        ----------
Net revenue                                     $    806,986      $    681,951
                                                     -------           -------

Commercial real estate operating costs               221,887           198,678
General and administrative costs                     336,755           253,435
Depreciation and amortization                         88,075            92,358
                                                     -------           -------
     Total operating costs                           646,717           544,471
                                                     -------           -------
     Net operating profit                            160,269           137,480
                                                     -------           -------
Other income (expense)
  Professional fees related to litigation        (   233,166)      (    55,408)
  Dividend and interest income                        30,937            34,078
  Interest expense                               (     2,949)      (     3,024)
  Loss on disposals of assets                             --       (     4,032)
  Miscellaneous income                                11,809            31,929
                                                     -------           -------
     Net other income (expense)                  (   193,369)            3,543
                                                     -------           -------
Income (loss) before income taxes
  and discontinued operations                    (    33,100)          141,023

Income tax provision (benefit)                   (     4,000)           58,104
                                                     -------           -------
Income (loss) from continuing operations         (    29,100)           82,919

Loss from operations of discontinued division             --            29,237
                                                     -------           -------
Net income (loss)                               $(    29,100)     $     53,682
                                                     =======           =======
Earnings (loss) per common share
   Continuing operations                        $(       .01)     $        .02
   Discontinued operations                                --       (       .01)
Primary earnings (loss) per common                   -------           -------
  and equivalent share                          $(       .01)     $        .01
                                                     =======           =======
Weighted average common and
equivalent shares outstanding                      4,478,223         4,879,053
                                                   =========         =========

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Quarter Ended September 30
                                                  --------------------------
                                                       1996             1995
                                                    ----------      ----------
Cash provided by operating activities
Net income (loss)                                $(    29,100 )    $    53,682
Adjustments to reconcile net income (loss)
to net cash provided (used) by
operating activities:
Depreciation and amortization                         133,247          200,427
Other adjustments                                 (   110,599 )    (    27,468)
Increase in net operating assets                  (    97,555 )    (   123,719)
                                                    ---------        ---------
Net cash provided (used) by
  operating activities                            (   104,007 )        102,922
                                                    ---------        ---------
Cash flows from investing activities
Proceeds from sale of assets                           30,254               --
Maturity of held-to-maturity securities                    --        1,186,135
Property and equipment additions                  (    18,000 )    (   145,929)
                                                    ---------        ---------
Net cash provided by investing activities              12,254        1,040,206
                                                    ---------        ---------
Cash flows from financing activities
Net proceeds from long-term debt                           --           47,000
Principal repayments of long-term
  debt and capital leases                         (     7,868 )    (    20,324)
Purchase of treasury stock                        ( 2,116,198 )             --
                                                    ---------        ---------
Net cash provided (used) by
  financing activities                            ( 2,124,066 )         26,676
                                                    ---------        ---------
Increase (decrease) in cash and cash equivalents  ( 2,215,819 )      1,169,804

Cash and cash equivalents at beginning of period    2,750,578        1,073,694
                                                    ---------        ---------
Cash and cash equivalents at end of period       $    534,759     $  2,243,498
                                                    =========        =========

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                  (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended September 30, 1996 and 1995, (b) the financial position at September 30, 1996, and (c) cash flows for the three-month periods ended September 30, 1996 and 1995, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1996. The results of operations for the three-month period ended September 30, 1996 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - DISCONTINUED OPERATIONS

    During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its licensed agents effective June 30, 1997. The Company has made the existing machines available for sale to existing licensed agents and others. During the first quarter of fiscal 1997, Michel Tire Company, the largest licensed agent, purchased the equipment it was using from the Company for an aggregate purchase price of $249,975, including $68,508 in contingent purchase price. The following is a summarized statement of operations for the discontinued division.

                                           For the quarter ended September 30,
                                           -----------------------------------
                                                       1996           1995
                                                    --------         --------
     Net revenue                                  $   83,640       $  232,003
     Operating expenses                              213,975          280,052
                                                    --------         --------
     Net operating loss                            ( 130,335)       (  48,049)
     Loss on sale of assets                        ( 369,319)              --
     Other income (expense)                            1,256        (   1,292)
     Reserve for loss on discontinued operations     498,398               --
     Income tax benefit                                   --           20,104
                                                    --------         --------
     Net Income (loss)                            $        0       $(  29,237)
                                                    ========         ========

The net assets of the discontinued operations, excluding intercompany assets, at September 30, 1996 are as follows:

     Current assets                 $ 442,852
     Property and equipment, net      189,402
                                      -------
      Total assets                    632,254
                                      -------
     Current liabilities               29,486
     Non-current liabilities           14,622
                                      -------
      Total liabilities                44,108
                                      -------
      Net assets                    $ 588,146
                                      =======

    Management originally estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, resulting in a total loss from disposal of $1,582,643. To date, the Company has recorded $268,920 in revenue from disposal of assets, resulting in a loss of $369,319 and a loss from operations of $129,079, including depreciation. The amounts the Company will ultimately realize could differ materially in the near term from the amounts originally estimated as the loss on disposal of the discontinued operations.

NOTE 3 - STOCKHOLDERS' EQUITY

    During the three months ended September 30, 1996, the Company purchased 641,272 shares of its common stock for an aggregate cash purchase price of $2,116,198.

NOTE 4 - EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share is based upon the weighted average number of common shares outstanding (4,478,323 and 4,666,866 in the first quarter of fiscal 1997 and 1996, respectively) and the dilutive effect of common stock equivalents consisting of stock options and purchase warrants (0 and 212,187 in the first quarter of fiscal 1997 and 1996, respectively). Fully diluted earnings per share are not presented because they approximate earnings per common share.


Item 2.  ManagementOs Discussion and Analysis.

    The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with ManagementOs Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

Results of Continuing Operations

    Net revenue of the Company consists of commercial real estate rental revenue from the lease and management of property located in Jacksonville, Florida (Imeson Center). The property consists of approximately 1,492,000 square feet of warehouse space and 184,000 square feet of office space. The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities.

    Net revenue increased by 18% to $806,986 in the first quarter of fiscal 1997 from $681,951 in the first quarter of fiscal 1996. This increase was primarily related to the lease of increased warehouse space by Laney & Duke. In addition, America Online did not move into phase II of its space until July 15, 1995.

    Commercial real estate operating costs increased by 12% to $221,887 in the first quarter of fiscal 1997 from $198,678 in the first quarter of fiscal 1996. Sears was responsible for payment of property taxes on the building through April 15, 1996. Therefore, the operating costs of Imeson Center include property taxes on the building of approximately $63,000 in the first quarter of fiscal 1997. This increase in property taxes was partially offset by a reduction in other operating expenses.

    General and administrative costs represent general overhead items (including legal and accounting fees) and the costs of the corporate office, which provides operational and financial management support to the automotive and real estate operations and is seeking new business opportunities for the Company. General and administrative costs increased by $83,320 to $336,755 in the first quarter of fiscal 1997 from $253,435 in the first quarter of fiscal 1996. The increase is almost entirely related to professional fees. Depreciation and amortization expense declined slightly as a result of some of the corporate assets becoming fully depreciated or disposed of in fiscal 1996.

    Professional fees related to litigation were $233,166 in the first quarter of fiscal 1997 compared to $55,408 in the first quarter of fiscal 1996. A significant portion of these costs were related to the preparation and trial of the KFM Venture, Inc. lawsuit. The jury found that the contract was unenforceable and awarded the plaintiff no compensation. In addition, the judge awarded the Company reimbursement of a limited amount of its costs.

Results of Discontinued Operations

    Until fiscal 1995, the Company derived substantially all of its revenue from its automotive services operations. The Company's automotive services revenue significantly declined in each of the last two years. During the fourth quarter of fiscal 1996, the Company received termination notices from its largest two licensed agents who together accounted for two-thirds of the Company's automotive services revenue. As a result, the Company decided to terminate the agency agreements with the remaining licensed agents effective June 30, 1997 and report the automotive services division as discontinued operations. The Company has made the existing machines available for sale to the existing licensed agents and others.

    Revenue of the automotive services division declined by 64% to $83,640 in the first quarter of fiscal 1997 from $232,003 in the first quarter of fiscal 1996. The decline in revenue is almost entirely related to the decline in revenue from Four Day Tires and Michel Tire Company. Four Day Tires terminated their licensed agent agreement in July 1996 without the required twelve-month notice. The Company filed suit against Four Day Tire and received a final judgment in the amount of $220,000. The collectability of the judgment is questionable and, therefore, the Company has not recorded the judgment as revenue on its financial statements and has reserved the entire accounts receivable balance of $34,879 as uncollectible. During the first quarter of fiscal 1997, Michel Tire Company agreed to purchase the wheel balancing equipment it was using for an estimated purchase price of $249,975, including $68,508 in contingent purchase price. The purchase price is payable over a nine-month period. The Company is required to provide a training program for Michel Tire Company service personnel and supply parts through March 31, 1997.

    Automotive services operating costs, excluding depreciation, decreased 2% to $168,803 in the first quarter of fiscal 1997 from $171,983 in the first quarter of fiscal 1996. However, in the first quarter of fiscal 1996 the Company capitalized $85,842 in operating costs to work in process. Therefore, cash operating costs actually declined in the first quarter of fiscal 1997 by $89,022, or 35%, as compared to the first quarter of fiscal 1996. Depreciation and amortization costs decreased from $108,069 in the first quarter of fiscal 1996 to $45,172 in the first quarter of fiscal 1997, primarily as a result of a decline in the number of Combi-Matchers in operation.

    The loss on disposal of the automotive services division was based on estimated proceeds from disposal and losses from operations during the disposal period. In determining the loss on disposal, management estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, excluding depreciation. It was assumed that current assets and liabilities would be liquidated at face value, resulting in a total loss from disposal of $1,582,643, before income taxes. To date, the Company has recorded $268,920 in revenue from disposal of assets, resulting in a loss of $369,319 and a loss from operations of $129,079, including depreciation.

Liquidity and Capital Resources

    The cash used by operating activities was $104,007 in the first quarter of fiscal 1997 compared to cash provided of $102,922 in the first quarter of fiscal 1996. The other adjustments are primarily the cash operating costs of the discontinued operations. In the first quarter of fiscal 1997 the Company's operations used $6,452 in working capital compared to the provision of $226,641 in working capital in the first quarter of fiscal 1996. The Company expended $20,511 in the first quarter of fiscal 1997 and $54,610 in the first quarter of fiscal 1996 on operating costs that have been capitalized related to preparing the Imeson Center facility for rent. These costs will be amortized over the period of the expected benefit.

    The proceeds from sales of assets in the first quarter of fiscal 1997 represent proceeds received from the sale of the discontinued operations. Maturity of held-to-maturity securities represent the investment in US backed debt securities with a maturity date at the time of purchase in excess of three months. Property and equipment additions in the first quarter of fiscal 1996 were significantly greater than the first quarter of fiscal 1997. Property and equipment additions in the first quarter of fiscal 1996 included $56,143 for equipment used at Imeson Center and $84,556 for licensed dealer programs, either in operation or in process.

    Cash of $2,124,066 was used by financing activities in the first quarter of fiscal 1997, as compared to cash provided by financing activities of $26,676 in the first quarter of fiscal 1996. Principal repayments of long-term debt and capital leases was $7,868 in the first quarter of fiscal 1997 compared to $20,324 in the first quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company purchased 641,272 shares of its common stock from a group of shareholders (the "Smith Group") for $2,116,198 as part of settlement of litigation. The board of directors believed this action was in the best interests of the Company and its shareholders for several reasons, including:
(i) media coverage of the dispute with the Smith Group had caused concern among current and prospective tenants for the Imeson Center; (ii) estimated litigation costs could have exceeded $500,000 and business operations would have been further disrupted; and (iii) by purchasing the Smith Group shares, the percentage ownership and share of future returns increases proportionally for each remaining shareholder.

    The Company did not have any material commitments for capital expenditures as of September 30, 1996 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs in excess of the Company's liquidity position. Additionally, the Company is investigating opportunities to develop the outparcels of the Imeson Center. Although the Company has not identified any specific acquisition opportunities, management anticipates spending resources to locate potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. Any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.




PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

Securities and Exchange Commission

    The Company filed a motion to dismiss the suit, or in the alternative, to dismiss legal counsel for the SEC on the grounds of ethical misconduct. The Company also filed a motion to stay discovery until its motion to dismiss could be heard. The motion to stay discovery was granted. The hearing for the motion to dismiss is currently scheduled before the magistrate on November 25, 1996.

Kerry F. Marler

    The trial was scheduled for the week of November 18, 1996. Upon Mr. Marler's request, the trial has been continued. No new trial date has been set.

Harvey Moore

    The trial was rescheduled from August 26, 1996 to December 2, 1996.

NationsBank

    The final judgment entered in favor of the Company on November 20, 1995 was upheld upon appeal.

Channel Partnership II, G.P.

    On November 8, 1996, Channel Partnership II, G.P., filed a complaint in the Delaware Court of Chancery in and for New Castle county, C.A. No. 15311-NC, against the directors of the Company and the Company as a nominal defendant. The complaint alleges that the directors of the Company breached their fiduciary duty by authorizing the purchase of 641,272 shares of its common stock from the Smith Group (the "Smith Group Transaction") and that the proxy statement issued in connection with the consent solicitation (See Item 4 below) is false and misleading because it omits material information. The relief sought includes: (i) a declaration that the proxy the Company received in connection with the Smith Group Transaction is void and invalid; (ii) a declaration that the Smith Group Transaction is void and invalid; (iii) an award to the Company of damages resulting from the Smith Group Transaction and the consent solicitation; (iv) a declaration voiding and rescinding any amendments to the Company's Certificate of Incorporation as a result of the consent solicitation; and, (v) an award to the plaintiff of costs and expenses.

Item 4. - Submission of Matters to a Vote of Security Holders.

    On or about August 30, 1996, the Company mailed a proxy statement to shareholders of record as of August 19, 1996 to authorize corporate actions by written consent to increase the authorized common shares from 7,500,000 to 20,000,000, and to provide for a classified Board of Directors and related matters. The deadline for the consent solicitation is November 15, 1996, after the date of this Form 10-QSB.

Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits

        None.

(b)  Reports on Form 8-K

        None.



                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EXCAL ENTERPRISES, INC.
                                    Registrant


  Dated: November 13, 1996          /s/ W. CAREY WEBB
                                    W. Carey Webb
                                    President and Chief Executive Officer


  Dated: November 13, 1996          /s/ TIMOTHY R. BARNES
                                    Timothy R. Barnes
                                    Vice President and Chief Financial Officer