Form 10QSB
period 1996-12-31
EXCAL ENTERPRISES INC
filed 1997-02-14
CIK 832813

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December  31, 1996


     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _________________


                          Commission File No. 0-17069


                              Excal Enterprises, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                         59-2855398
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

           100 North Tampa Street, Suite 3575, Tampa, Florida  33602
           ---------------------------------------------------------
                   (Address of principal executive offices)

                              (813) 224-0228
                           Issuer's telephone number


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

                         Yes    X      No

As of January 31, 1997, there were 4,025,594 shares of the issuer's common stock, par value $0.001, outstanding.


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996
                                  (unaudited)

                                    ASSETS

Current Assets
Cash and cash equivalents                                       $    878,555
Accounts receivable - trade                                          128,841
Accounts receivable - related parties                                 34,833
Income tax receivable                                                122,310
Prepaid expenses and deposits                                        289,595
Net assets of discontinued operations                                434,559
Deferred tax asset                                                   168,000
                                                                   ---------
     Total current assets                                          2,056,693
                                                                   ---------
Property, plant and equipment
Land                                                               1,740,000
Buildings and improvements                                         5,896,524
Furniture, fixtures, vehicles and equipment                          458,852
                                                                   ---------
                                                                   8,095,376
    Less accumulated depreciation and amortization                   547,392
                                                                   ---------
       Net property, plant and equipment                           7,547,984
                                                                   ---------

Capitalized Clearing Costs, less
  accumulated amortization of $83,894                                497,016
Commission Costs, less accumulated amortization of $79,785           193,453
                                                                  ----------
       Total Assets                                             $ 10,295,146
                                                                  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                        $    553,835
Reserve for litigation                                               766,480
Current portion of long-term debt                                    118,088
                                                                   ---------
      Total current liabilities                                    1,438,403

Long-term debt                                                        25,832
Deferred tax liability                                             1,897,000
                                                                   ---------
      Total Liabilities                                            3,361,235
                                                                   ---------
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares
  authorized, no shares issued and outstanding                            --
Common stock, $.001 par value, 20,000,000 shares authorized,
  4,713,866 shares issued, 4,025,594 shares outstanding                4,713
Additional paid-in capital                                         5,800,423
Retained earnings                                                  3,451,097
Less 688,272 shares of common stock held in treasury at cost     ( 2,322,322)
                                                                  ----------
      Total stockholders' equity                                   6,933,911
                                                                  ----------

      Total Liabilities and Stockholders' Equity                $ 10,295,146
                                                                  ==========


   The accompanying notes are an integral part of the consolidated financial statements


                             EXCAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months                      Six Months
                                                Ended December 31                Ended December 31
                                            -------------------------        -------------------------
                                               1996            1995             1996            1995
                                            ---------       ---------        ---------       ---------
Net revenue                               $   786,393     $   712,285      $ 1,593,379     $ 1,394,236
                                            ---------       ---------        ---------       ---------

Commercial real estate operating costs        203,127         163,829          425,014         362,507
General and administrative costs              254,882         233,772          591,637         487,207
Depreciation and amortization                  88,351          94,799          176,426         187,157
                                            ---------       ---------        ---------       ---------
     Total operating costs                    546,360         492,400        1,193,077       1,036,871
                                            ---------       ---------        ---------       ---------

     Net operating profit                     240,033         219,885          400,302         357,365
                                            ---------       ---------        ---------       ---------
Other income (expense)
  Professional fees related to litigation  (  167,338)     (   92,581)      (  400,504)     (  147,989)
  Dividend and interest income                  7,404          32,173           38,341          66,251
  Interest expense                         (    9,796)     (    2,923)      (   12,745)     (    5,947)
  Loss on disposals of assets                      --      (    4,032)              --      (    8,064)
  Miscellaneous income                         16,628           3,035           28,437          34,964
                                            ---------       ---------        ---------       ---------
     Net other expense                     (  153,102)     (   64,328)      (  346,471)     (   60,785)
                                            ---------       ---------        ---------       ---------
Income before income taxes
  and discontinued operations                  86,931         155,557           53,831         296,580

Income tax provision                           70,000          62,939           66,000         121,043
                                            ---------       ---------        ---------       ---------

Income (loss) from continuing operations       16,931          92,618       (   12,169)        175,537

Loss from operations of
  discontinued division                            --         108,171               --         137,408
                                            ---------       ---------        ---------       ---------

Net income (loss)                         $    16,931     $(   15,553)     $(   12,169)    $    38,129
                                            =========       =========        =========       =========

Earnings (loss) per common share
  Continuing operations                   $       nil     $       .02      $       nil     $       .04
  Discontinued operations                          --      (      .02)              --      (      .03)
                                            ---------       ---------        ---------       ---------
Primary earnings (loss) per
  common and equivalent share             $       nil     $       nil      $       nil     $       .01
                                            =========       =========        =========       =========

Weighted average common
and equivalent shares outstanding           4,413,547       4,666,866        4,251,959       4,907,296
                                            =========       =========        =========       =========

    The accompanying notes are an integral part of the consolidated financial statements


                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                 Six Months Ended December 31
                                                 ----------------------------
                                                       1996            1995
                                                    ---------       ---------
Cash provided (used) by operating activities
Net income (loss)                                 $(   12,169)    $    38,129

Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
Depreciation and amortization                         255,266         400,967
Other adjustments                                  (   69,377)     (   41,772)
Increase in net operating assets                   (    8,010)     (  557,813)
                                                    ---------       ---------
Net cash provided (used) by operating activities      165,710      (  160,489)
                                                    ---------       ---------
Cash flows from investing activities
Proceeds from sale of assets                           64,699           5,200
Purchase of held-to-maturity securities                    --      (  590,181)
Maturity of held-to-maturity securities                    --       1,237,395
Property and equipment additions                   (   21,765)     (   93,494)
                                                    ---------       ---------
Net cash provided by investing activities              42,934         558,920
                                                    ---------       ---------
Cash flows from financing activities
Net proceeds from long-term debt                       73,184          47,000
Principal repayments of long-term
  and capital leases                               (   37,653)     (   37,852)
Purchase of treasury stock                         (2,116,198)             --
                                                    ---------       ---------
Net cash provided (used) by
  financing activities                             (2,080,667)          9,148
                                                    ---------       ---------

Increase (decrease) in cash and cash equivalents   (1,872,023)        407,579

Cash and cash equivalents at beginning of period    2,750,578       1,073,694
                                                    ---------       ---------

Cash and cash equivalents at end of period        $   878,555     $ 1,481,273
                                                    =========       =========

   The accompanying notes are an integral part of the consolidated financial statements


 NOTE 1 - FINANCIAL STATEMENTS

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended December 31, 1996 and 1995, (b) the financial position at December 31, 1996, and (c) cash flows for the three-month and six-month periods ended December 31, 1996 and 1995, have been made.

     The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1996. The results of operations for the three-month and six-month periods ended December 31, 1996 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its automotive services licensed agents effective June 30, 1997. The Company has made the existing Combi-Matcher machines available for sale to existing licensed agents and others. Michel Tire Company, the largest licensed agent, purchased the Combi-Matchers it was using from the Company for an aggregate purchase price of $270,000 including $88,533 in contingent purchase price. The following is a summarized statement of operations for the discontinued division.

                                   Three Months              Six Months
                                 Ended December 31        Ended December 31
                                -------------------      -------------------
                                  1996        1995         1996        1995
                                -------     -------      -------     -------
Net revenue                   $ 127,684   $ 230,135    $ 211,323   $ 461,717
Operating expenses              119,969     408,653      334,995     698,418
                                -------     -------      -------     -------
Net operating income (loss)       7,715    (178,518)    (123,672)   (236,701)
Gain (loss) on sale of assets  ( 24,215)   (  1,508)    (392,482)      8,626
Other income (expense)            3,374    (     84)       4,630    (  1,376)
Reserve for loss on
  Reserve for loss on            13,126          --      511,524          --
discontinued operations
Income tax benefit                   --      71,939           --      92,043
                                -------     -------      -------     -------
Net Income (loss)             $       0   $(108,171)   $       0   $(137,408)
                                =======     =======      =======     =======

The net assets of the discontinued operations, excluding intercompany assets, at December 31, 1996 are as follows:

Current assets                 $ 327,868
Property and equipment, net      144,384
                                 -------
 Total assets                    472,252
                                 -------
Current liabilities               24,915
Non-current liabilities           12,778
                                 -------
 Total liabilities                37,693
                                 -------
 Net assets                    $ 434,559
                                 =======

     Management originally estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, resulting in a total loss from disposal of $1,582,643. To date, the Company has recorded $319,791 in revenue from disposal of assets, resulting in a loss of $392,482 and a loss from operations of $119,042, including depreciation. The amounts the Company will ultimately realize could differ materially in the near term from the amounts originally estimated as the loss on disposal of the discontinued operations.

NOTE 3 - STOCKHOLDERS' EQUITY

     During the three months ended September 30, 1996, the Company purchased 641,272 shares of its common stock for an aggregate cash purchase price of $2,116,198.

     The Company's shareholders approved increasing the authorized common shares of the Company from 7,500,000 to 20,000,000 in November 1996.

NOTE 4 - EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and purchase warrants, as shown in the table below. Fully diluted earnings per share are not presented because they approximate earnings per common share.
                                    Three Months              Six months
                                  Ended December 31        Ended December  31
                                ---------------------    ---------------------
                                   1996        1995         1996        1995
                                ---------   ---------    ---------   ---------
Weighted average  common
  shares outstanding            4,025,594   4,666,866    4,251,959   4,666,866
Common stock equivalents          387,953          --           --     240,430
                                ---------   ---------    ---------   ---------
                                4,413,547   4,666,866    4,251,959   4,907,296
                                =========   =========    =========   =========





Item 2.  Management's Discussion and Analysis.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with ManagementOs Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

     The following discussion compares the results of operations for the three-month period ended December 31, 1996 (Second Quarter 1997) with the three-month period ended December 31,1995 (Second Quarter 1996) and the six-month period ended December 31, 1996 (1997 YTD) with the six-month period ended December 31, 1995 (1996 YTD).

Results of Continuing Operations

     Net revenue of the Company consisted of commercial real estate rental revenue from the lease and management of property located in Jacksonville, Florida (Imeson Center). The property consists of approximately 1,492,000 square feet of warehouse space and 184,000 square feet of office space. The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities.

     Net revenue increased by 10% to $ 786,393 in Second Quarter 1997 from $712,285 in Second Quarter 1996. Net revenue for 1997 YTD increased by 14% from $1,394,236 in 1996 YTD to $1,593,379. These increases were primarily related to the lease of increased warehouse space by Laney & Duke in the third quarter of fiscal 1996. In addition, America On-line did not move into phase II of its space until July 15, 1995.

     Commercial real estate operating costs increased by 24% to $203,127 in Second Quarter 1997 from $163,829 in Second Quarter 1996. Commercial real estate operating costs for 1997 YTD increased by 17% to $425,014 from $362,507 in 1996 YTD. Sears was responsible for payment of property taxes on the building through April 15, 1996. As a result, the operating costs of Imeson Center include an increase in property taxes of $53,010 in Second Quarter 1997 and $116,067 in 1997 YTD. The increase in property taxes was partially offset by reductions in other operating expenses.

     General and administrative costs represent general overhead items (including legal and accounting fees) and the costs of the corporate office, which provides operational and financial management support to the automotive and real estate operations and is seeking new business opportunities for the Company. General and administrative costs increased by $21,111 to $254,883 in Second Quarter 1997 from $233,7722 in Second Quarter 1996. General and administrative costs increased by $104,430 to $591,637 in 1997 YTD from $487,207 in 1996 YTD. The increases were primarily related to professional fees, and licenses and taxes. Depreciation and amortization expense declined slightly as a result of some of the corporate assets becoming fully depreciated or disposed of in fiscal 1996.

     Professional fees related to litigation were $167,338 in Second Quarter 1997 compared to $92,581 in Second Quarter 1996. Professional fees related to litigation increased to $400,504 in 1997 YTD compared to $147,989 in 1996 YTD. A significant portion of these costs were related to the preparation and trial of the KFM Venture, Inc. lawsuit. The jury found that the contract was unenforceable and awarded KFM Venture, Inc. no compensation from the Company and the court judge awarded the Company reimbursement of a limited amount of its costs, which has not been received or recorded by the Company. In addition, the Company incurred significant costs preparing for the Harvey Moore trial, which ended in a mistrial and has been rescheduled for February 17, 1997.

     The income tax provision for both Second Quarter 1997 and 1997 YTD included additional state income tax expense of $51,192 as a result of audits of fiscal 1994 income tax returns. These amounts were assessed and paid in Second Quarter 1997.

Results of Discontinued Operations

     Until fiscal 1995, the Company derived substantially all of its revenue from its automotive services operations. The Company's automotive services revenue significantly declined in each of the last two years. During the fourth quarter of fiscal 1996, the Company received termination notices from its largest two licensed agents who together accounted for two-thirds of the Company's automotive services revenue. As a result, the Company decided to terminate the agency agreements with the remaining licensed agents effective June 30, 1997 and report the automotive services division as discontinued operations. The Company has made the existing Combi-Matchers available for sale to the existing licensed agents and others.

     Revenue of the automotive services division declined by 45% to $127,684 in Second Quarter 1997 from $230,135 in Second Quarter 1996. Revenue of the automotive services division declined 54% from $461,717 in 1996 YTD to $211,323 in 1997 YTD. The decline in revenue is almost entirely related to the decline in revenue from two licensed agents, Four Day Tires and Michel Tire Company. Four Day Tires terminated their licensed agent agreement in July 1996 without the required twelve-month notice. The Company filed suit against Four Day Tires and received a final judgment in the amount of $220,000. The collectability of the judgment is questionable and, therefore, the Company has not recorded the judgment as revenue on its financial statements and has reserved the entire accounts receivable balance of $34,879 as uncollectible. During the first quarter of fiscal 1997, Michel Tire Company agreed to purchase the Combi-Matchers it was using for an estimated purchase price of $270,000, including $88,533 in contingent purchase price. The purchase price is payable over a nine-month period. The Company is required to supply Michel Tire Company with parts through June 30, 1997. These declines in revenue were offset by a $50,000 settlement reached in Second Quarter 1997 between the Company and Big Ten Tires regarding early termination of their licensed agent agreement in June of 1995.

     Automotive services operating costs, excluding depreciation, decreased
72% to $86,302 in Second Quarter 1997 from $302,913 in Second Quarter 1996. However, in Second Quarter 1996 the Company reversed the capitalization of $80,952 in operating costs to work in process. Therefore, cash operating costs actually declined in Second Quarter 1997 by $135,659, or 61%, as compared to Second Quarter 1996. Automotive services operating costs, excluding depreciation, decreased by 47% in 1997 YTD to $256,156 from $484,609 in 1996 YTD. These declines in operating costs were the result of discontinuing the automotive services operations and reducing personnel. Depreciation and amortization costs decreased from $105,740 in Second Quarter 1996 to $33,667 in Second Quarter 1997 and from $213,809 in 1996 YTD to
$78,839 in 1997 YTD, primarily as a result of a decline in the number of Combi-Matchers in operation.

     The loss on disposal of the automotive services division was based on estimated proceeds from disposal and losses from operations during the disposal period. In determining the loss on disposal, management estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, excluding depreciation. It was assumed that current assets and liabilities would be liquidated at face value, resulting in a total loss from disposal of $1,582,643, before income taxes. To date, the Company has recorded $319,791 in revenue from disposal of assets, resulting in a loss of $392,482 and a loss from operations of $119,042, including depreciation.

Liquidity and Capital Resources

     The cash provided by operating activities was $165,710 in 1997 YTD compared to cash used of $106,489 in 1996 YTD. The other adjustments are primarily non-cash operating costs. In 1997 YTD the Company's operations provided $173,720 in working capital (cash flow excluding changes in operating assets) compared to the provision of $397,324 in working capital in 1996 YTD. The Company expended $29,332 in 1997 YTD and $127,587 in 1996 YTD on operating costs that have been capitalized related to preparing the Imeson Center facility for rent. These costs will be amortized over the period of the expected benefit.

     The proceeds from sales of assets in 1997 YTD represent proceeds received from the sale of the discontinued operations. Maturity and purchase of held-to-maturity securities represent the investment in US backed debt securities with a maturity date at the time of purchase in excess of three months. Property and equipment additions in 1996 YTD were primarily for equipment used at Imeson Center.

     Cash of $2,080,677 was used by financing activities in 1997 YTD, as compared to cash provided by financing activities of $9,148 in 1996 YTD. Principal repayments of long-term debt and capital leases was $37,653 in 1997 YTD compared to $37,852 in 1996 YTD. During 1997 YTD, the Company purchased 641,272 shares of its common stock from a group of shareholders (the "Smith Group") for $2,116,198 as part of settlement of litigation. The board of directors believed this action was in the best interests of the Company and its shareholders for several reasons, including: (i) media coverage of the dispute with the Smith Group had caused concern among current and prospective tenants for the Imeson Center; (ii) estimated litigation costs could have exceeded $500,000 and business operations would have been further disrupted; and (iii) by purchasing the Smith Group shares, the percentage ownership and share of future returns increases proportionally for each remaining shareholder.

     The Company did not have any material commitments for capital expenditures as of December 31, 1996 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs, which could be in excess of the Company's liquidity position. Additionally, the Company is investigating opportunities to develop the outparcels of the Imeson Center. Although the Company has not identified any specific acquisition opportunities, management anticipates spending resources to locate potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. Any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

Securities and Exchange Commission

     The Company filed a motion to dismiss the suit, or in the alternative, to dismiss legal counsel for the SEC on the grounds of ethical misconduct. The Company also filed a motion to stay discovery until its motion to dismiss could be heard. The motion to stay discovery was granted. The hearing for the motion to dismiss was held on January 7, 1997. The magistrate has requested additional information from both parties. To date no decision has been received.

ASX Investment Corporation

     No trial has been scheduled and the CompanyOs motions to dismiss have still not been ruled on. In an effort to coerce the Company to pay a settlement, on December 10, 1996, Steve Rosner filed a complaint in the United States District Court for the Middle District of Florida, Civil Action No. 96-2428-CIV-T-25A alleging violations of sections 10(b) and 20(a) of the Exchange Act by misrepresenting the value of the property acquired from Sears. The Company believes that this complaint has no merit and is barred by the statute of limitations. The Company has moved for dismissal.

Kerry F. Marler

     Upon Mr. Marler's request, the trial scheduled for the week of November 18, 1996 was postponed. No new trial date has been set.

Harvey Moore

     The trial was rescheduled from August 26, 1996 and began on December 4, 1996. The judge declared a mistrial on December 5, 1996 due to the lack of time to complete the trial. The trial has been rescheduled for the week of February 17, 1997.

NationsBank

     The final judgment entered in favor of the Company on November 20, 1995 was upheld upon appeal.




John Sanford, et al.

     On October 1, 1996, the Company filed a complaint in the United States District Court for the Middle District of Florida, Case No. 96-1969-CIV-T-23A, against John Sanford, Walter Carucci, Paul Koether and Nelson Obus (collectively referred to as the "Sanford Group") for violation of Section 13D of the Securities Exchange Act of 1934. On December 10, 1996, the Company amended its complaint to add Channel partnership II, G.P., as a defendant, also part of the Sanford Group. Defendants Carucci and Sanford have answered the complaint, denying all material allegations, and have asserted a counterclaim, alleging that (i) the Company violated Delaware law by voting "the Smith Group shares" (as obtained by the Company upon its purchase of the Smith Group's common stock) in connection with the Company's consent solicitation, (ii) the Company violated Delaware law by denying Sanford and Carucci their right to one vote for each share of Excal common stock they owned; (iii) the Company violated Section 14A of the Securities Exchange Act of 1934 by distributing a false and misleading proxy statement in connection with the consent solicitation; and (iv) the Company violated Delaware law by failing to hold an annual shareholders meeting. As relief, Sanford and Carucci demand certain declaratory relief by the Court, a directive by the Court for the Company to rescind any amendments to its Certificate of Incorporation adopted as a result of the consent solicitation, and costs and expenses related to the bringing of its counterclaim. The Company believes that the counterclaim submitted by Carucci and Sanford has no merit and will file a motion for dismissal.


Channel Partnership II, G.P.

     On November 8, 1996, Channel Partnership II, G.P., filed a complaint in the Delaware Court of Chancery in and for New Castle county, C.A. No. 15311-NC, against the directors of the Company and the Company as a nominal defendant. The complaint alleges that the directors of the Company breached their fiduciary duty by authorizing the purchase of 641,272 shares of its common stock from the Smith Group (the "Smith Group Transaction") and that the proxy statement issued in connection with the consent solicitation (See Item 4 below) is false and misleading because it omits material information. The relief sought includes: (i) a declaration that the proxy the Company received in connection with the Smith Group Transaction is void and invalid; (ii) a declaration that the Smith Group Transaction is void and invalid; (iii) an award to the Company of damages resulting from the Smith Group Transaction and the consent solicitation; (iv) a declaration voiding and rescinding any amendments to the Company's Certificate of Incorporation as a result of the consent solicitation; and, (v) an award to the plaintiff of costs and expenses. The Company has filed a motion to dismiss the complaint. Channel's response to the Company's motion to dismiss is due February 14, 1997.

Item 2.  Changes in Securities.

   In November 1996, the shareholders of the Company, in connection with the solicitation of proxies by the Company's Board of Directors, authorized the following amendments to the Company's Certificate of Incorporation by written consent of shareholders without a meeting:

     (1) to increase the authorized common shares from 7,500,000 to 20,000,000 common shares.

     (2) to provide for a classified Board of Directors and related matters, including:

          (a) classify the Board of Directors into three classes, as nearly equal in number as possible;

          (b) provide that directors may be removed only with the approval of the holders of at least 75% of the shares entitled to vote generally in the election of the directors and that any vacancy on the Board shall be filled by the majority of the directors then in office, although less than a quorum;

          (c) require advance notice of shareholder nominations for director candidates;

          (d) require that a special meeting of shareholders can only be called by the chairman, the Board of Directors or at the request of the holders of at least 35% of the shares entitled to vote at the special meeting;

          (e) require advance notice of shareholder introduction of business at shareholder meetings; and

          (f) increase the shareholder vote required to alter, amend or repeal the foregoing amendments to the Certificate from a majority to 75% of the voting power of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On or about August 30, 1996, the Company mailed a proxy statement to shareholders of record as of August 19, 1996 to authorize corporate actions by written consent to increase the authorized common shares from 7,500,000 to 20,000,000, and to provide for a classified Board of Directors and related matters. The deadline for the consent solicitation was November 15, 1996. The voting results of the consent solicitation were as follows:

Issue                                               For      Against   Abstain
-------------------------------------------      ---------   -------   -------
Increase authorized common shares
  from 7,500,000 to 20,000,000                   2,766,181   696,018    30,600

Classify the Board of Directors
  into three classes                             2,784,889   679,738    28,172

Require 75% vote to remove a director and
  provide Board vacancies be filled by the
  remaining directors                            2,773,726   652,383    66,690

Require advance notice of shareholder
  nominations of director candidates             2,795,912   669,715    27,172

Require holders of 35% of outstanding shares
  to call special meeting of shareholders        2,788,686   670,341    33,772

Require advance notice of introduction of
  business at shareholders meetings              2,790,871   669,588    32,340


Require 75% vote of shareholders to alter,
  amend or repeal the foregoing amendments       2,781,882   672,259    38,658

Classify Directors
   John L. Caskey                                2,776,685   681,342    34,772
   W. Aris Newton                                2,776,485   681,542    34,772
   R. Park Newton, III                           2,772,033   685,994    34,772


Item 6.  - Exhibits and Reports on Form 8-K.

(a)  Exhibits

  3(a)    Amended and  Restated Certificate of Incorporation
  3(b)    Amended By-laws
  27      Financial data schedule

(b)  Reports on Form 8-K

        None.


                                  SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: February 12, 1997              /s/ W.  CAREY WEBB
                                        W.  Carey Webb
                                        President and Chief Executive Officer



  Dated: February 12, 1997              /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                        Vice President and Chief Financial
Officer