Form 10QSB
period 1997-03-31
EXCAL ENTERPRISES INC
filed 1997-05-15
CIK 832813

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997


     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _______________ to _______________


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

                              (813) 224-0228
                          (Issuer's telephone number)


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

                      _X_ Yes    ___ No

As of April 30, 1997, there were 4,025,594 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): ___ Yes  _X_ No



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997
                                  (unaudited)

                                    ASSETS
Current Assets
Cash and cash equivalents                                         $    829,933
Accounts receivable - trade                                            266,204
Accounts receivable - related parties                                   45,149
Income tax receivable                                                  137,310
Prepaid expenses and deposits                                          249,923
Net assets of discontinued operations                                  358,052
Deferred tax asset                                                     388,000
                                                                     ---------
    Total current assets                                             2,274,571
                                                                     ---------
Property, plant and equipment
Land                                                                 1,740,000
Buildings and improvements                                           5,896,524
Furniture, fixtures, vehicles and equipment                            462,008
                                                                     ---------
                                                                     8,098,532
    Less accumulated depreciation and amortization                     605,631
                                                                     ---------
       Net property, plant and equipment                             7,492,901
                                                                     ---------
Capitalized Clearing Costs, less
    accumulated amortization of $99,681                                618,347
Commission Costs, less accumulated amortization of $95,850             177,388
                                                                    ----------
     Total Assets                                                 $ 10,563,207
                                                                    ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                          $    622,197
Reserve for litigation                                                 968,017
Current portion of long-term debt                                       74,039
                                                                     ---------
      Total current liabilities                                      1,664,253

Long-term debt                                                          19,664
Deferred tax liability                                               1,790,000
                                                                     ---------
      Total Liabilities                                              3,473,917
                                                                     ---------
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares authorized,
  no shares issued and outstanding                                          --
Common stock, $.001 par value, 20,000,000 shares authorized,
  4,713,866 shares issued, 4,025,594 shares outstanding                  4,713
Additional paid-in capital                                           5,800,423
Retained earnings                                                    3,606,476
Less 688,272 shares of common stock held in treasury at cost       ( 2,322,322)
                                                                    ----------
      Total stockholders' equity                                     7,089,290
                                                                    ----------
     Total Liabilities and Stockholders' Equity                    $10,563,207
                                                                    ==========

   The accompanying notes are an integral part of the consolidated financial statements


                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         Three Months Ended March 31    Nine Months Ended March 31
                                         -------------------------     ---------------------------
                                             1997            1996            1997           1996
                                         ----------     ----------     -----------     -----------
Net revenue                              $  815,435     $  805,590     $ 2,408,814     $ 2,199,826
                                          ---------      ---------      ----------      ----------

Commercial real estate operating costs      196,392        174,408         621,406         536,915
General and administrative costs            377,893        209,834         969,530         697,041
Depreciation and amortization                89,750         90,837         266,176         277,994
                                          ---------      ---------       ---------       ---------
     Total operating costs                  664,035        475,079       1,857,112       1,511,950
                                          ---------      ---------       ---------       ---------

     Net operating profit                   151,400        330,511         551,702         687,876
                                          ---------      ---------       ---------       ---------

Other income (expense)
  Professional fees related to           (  153,115)    (  83,014)      (  553,619)     (  231,003)
litigation
  Settlement - Harvey Moore              (  201,537)           --       (  201,537)             --
  Dividend and interest income               13,924        24,049           52,265          90,300
  Interest expense                       (    2,615)    (   3,845)      (   15,360)     (    9,792)
  Loss on disposals of assets                    --     (   3,141)              --      (   11,205)
  Miscellaneous income                       16,322         9,721           44,759          44,685
                                          ---------      --------        ---------       ---------
     Net other expense                   (  327,021)    (  56,230)      (  673,492)     (  117,015)
                                          ---------      --------        ---------       ---------
Income (loss) before  income taxes
  and discontinued operations            (  175,621)      274,281       (  121,790)        570,861

Income tax provision(benefit)            (  247,000)      108,955       (  181,000)        229,998
                                          ---------      --------        ---------       ---------

Income from continuing operations            71,379       165,326           59,210         340,863

Income (loss) from operations
   of discontinued division                  84,000     (  59,156)          84,000      (  196,564)
                                          ---------      --------        ---------       ---------

Net income                               $  155,379     $ 106,170      $   143,210     $   144,299
                                          =========      ========        =========       =========

Earnings per common share
  Continuing operations                  $      .01     $     .03      $       .01     $       .07
  Discontinued operations                       .02      (    .01)             .02      (      .04)
Primary earnings  per                      --------       -------        ---------       ---------
  common and equivalent share            $      .03     $     .02      $       .03     $       .03
                                           ========       =======        =========       =========
Weighted average common
  and equivalent shares outstanding       4,537,803     5,063,081        4,615,123       4,959,224
                                          =========     =========        =========       =========

   The accompanying notes are an integral part of the consolidated financial statements


                               ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   Nine Months Ended March 31
                                                   --------------------------
                                                       1997            1996
                                                    ---------       ---------
Cash provided (used) by operating activities
Net income                                        $   143,210     $   144,299
Adjustments to reconcile net
  income to net cash
provided (used) by operating activities:
Depreciation and amortization                         364,777         598,225
Other adjustments                                  (  355,042)     (   65,685)
Increase in net operating assets                   (  135,965)     (  936,998)
                                                    ---------       ---------
Net cash provided (used)
  by operating activities                              16,980      (  260,159)
                                                    ---------       ---------
Cash flows from investing activities
Proceeds from sale of assets                          219,609          20,971
Purchase of held-to-maturity securities                    --      (  590,181)
Maturity of held-to-maturity securities                    --       1,827,576
Property and equipment additions                   (   23,895)     (  118,830)
                                                    ---------       ---------
Net cash provided by investing activities             195,714       1,139,536
                                                    ---------       ---------
Cash flows from financing activities
Net proceeds from long-term debt                       73,184         122,607
Principal repayments of long-term
  debt and capital leases                          (   90,325)     (   83,615)
Acquisition of treasury stock                      (2,116,198)             --
                                                    ---------       ---------
Net cash provided (used)
  by financing activities                          (2,133,339)         38,992
                                                    ---------       ---------

Increase (decrease) in cash and cash equivalents   (1,920,645)        918,369

Cash and cash equivalents at beginning of period    2,750,578       1,073,694
                                                    ---------       ---------

Cash and cash equivalents at end of period        $   829,933     $ 1,992,063
                                                    =========       =========

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended March 31, 1997 and 1996, (b) the financial position at March 31, 1997, and (c) cash flows for the nine-month periods ended March 31, 1997 and 1996, have been made.

     The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1996. The results of operations for the three-month and nine-month periods ended March 31, 1997 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its automotive services licensed agents effective June 30, 1997. The Company has made the existing Combi-Matcher machines available for sale to existing licensed agents and others. Michel Tire Company, the largest licensed agent, purchased the Combi-Matchers it was using from the Company for an aggregate purchase price of $269,171. Wheel Works, the second largest licensed agent, purchased the Combi-Matchers it was using, the Company's remaining uninstalled Combi-Matchers and the rights to build Combi-Matchers machines, for an aggregate purchase price of $175,000. The following is a summarized statement of operations for the discontinued division.

                              Three Months Ended          Nine Months Ended
                                    March 31                  March 31
                              -------------------      ----------------------
                                1997        1996          1997          1996
                              -------     -------      ---------      -------
Net revenue                 $  33,897   $ 209,373    $   245,220    $ 671,090
Operating expenses             73,140     300,132        408,135      998,550
                              -------     -------      ---------      -------
Net operating loss           ( 39,243)   ( 90,759)    (  162,915)    (327,460)
Loss on sale of assets       (331,152)   (  9,057)    (  723,634)    (    432)
Other income (expense)       (    353)        705          4,277     (    670)
Reserve for loss on
  discontinued operations     510,748          --      1,022,272           --
Income tax benefit (expense) ( 56,000)     39,955     (   56,000)     131,998
                              -------     -------      ---------      -------
Net income (loss)           $  84,000   $( 59,156)   $    84,000    $(196,564)
                              =======     =======      =========      =======

The net assets of the discontinued operations, excluding intercompany assets, at March 31, 1997 were as follows:

Current assets               $ 327,145
Property and equipment, net     69,332
                               -------
 Total assets                  396,477
                               -------
Current liabilities             27,536
Non-current liabilities         10,889
                               -------
 Total liabilities              38,425
                               -------
 Net assets                  $ 358,052
                               =======

     Management originally estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, resulting in a total loss from disposal of $1,582,643. To date, the Company has recorded $426,269 in revenue from disposal of assets, resulting in a loss of $723,634 and a loss from operations of $158,638, including depreciation. Therefore, management decided to reduce the reserve for discontinued operations by $140,000 ($84,000 after tax). The amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated as the loss on disposal of the discontinued operations.

NOTE 3 - STOCKHOLDERS' EQUITY

     During the three months ended September 30, 1996, the Company purchased 641,272 shares of its common stock for an aggregate cash purchase price of $2,116,198, which shares are currently held as treasury stock.

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

                                Three Months Ended       Nine Months Ended
                                     March 31                 March 31
                               --------------------    ---------------------
                                  1997       1996         1997        1996
                               ---------  ---------    ---------   ---------
Weighted average common
  shares outstanding           4,025,594  4,666,866    4,176,504   4,666,866
Common stock equivalents         512,209    396,215      438,619     292,430
                               ---------  ---------    ---------   ---------
                               4,537,803  5,063,081    4,615,123   4,959,296
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

     The following discussion compares the results of operations for the three-month period ended March 31, 1997 (Third Quarter 1997) with the three-month period ended March 31,1996 (Third Quarter 1996) and the nine-month period ended March 31, 1997 (1997 YTD) with the nine-month period ended March 31, 1996 (1996 YTD).

Results of Continuing Operations

     Net revenue of the Company consists of commercial real estate rental revenue from the lease and management of property located in Jacksonville,
Florida (Imeson Center).   Effective April 1, 1997, the Company converted the
warehouse space located on the second floor above the existing office space into additional office space. Therefore, the property now consists of approximately 1,392,000 square feet of warehouse space and 276,000 square feet of office space. The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities.

The Company expects to finalize a lease with Prudential Insurance Company to lease the available 90,026 square feet of mezzanine office space and 48,972 square feet of the converted second floor warehouse space above the mezzanine. The lease is anticipated to have an initial term of two years with minimum annual base rent of $6.95 per square foot in the first year and $7.20 per square foot in the second year. Prudential will have the option to renew for either a six-month or a four-year term. The base rent per square foot in the first year of either renewal is expected to be $7.50 per square foot and increase by $.30 per square foot each year thereafter. The Company has already cleared the space and turned it over to Prudential for construction of tenant improvements. Prudential Insurance Company intends to move into the mezzanine office space the week of May 19, 1997 and into the second floor office space by the end of June 1997. The Company expects to incur clearing, renovation, and commission costs of approximately $600,000 related to this lease

     Net revenue increased to $815,435 in Third Quarter 1997 from $805,590 in Third Quarter 1996. Net revenue for 1997 YTD increased by 10% to $2,408,814 from $2,199,826 in 1996 YTD. These increases were primarily related to the lease of increased warehouse space by Laney & Duke in the third quarter of fiscal 1996. In addition, America On-line did not move into phase II of its space until July 15, 1995.

     Commercial real estate operating costs increased by 13% to $196,392 in Third Quarter 1997 from $174,408 in Third Quarter 1996. Commercial real estate operating costs for 1997 YTD increased by 16% to $621,406 from $536,915 in 1996 YTD. Sears was responsible for payment of property taxes on the building through April 15, 1996. As a result, the operating costs of Imeson Center include an increase in property taxes of $65,008 in Third Quarter 1997 and $181,075 in 1997 YTD. The majority of the increase in property taxes was offset by reductions in other operating expenses.

     General and administrative costs represent general overhead items (including legal and accounting fees) and the costs of the corporate office, which provides operational and financial management support to the automotive and real estate operations and is seeking new business opportunities for the Company. General and administrative costs increased by $168,059 to $377,893 in Third Quarter 1997 from $209,834 in Third Quarter 1996. General and administrative costs increased by $272,489 to $969,530 in 1997 YTD from $697,041 in 1996 YTD. The increases were primarily related to professional fees, salaries and insurance. Depreciation and amortization expense declined slightly as a result of some of the corporate assets becoming fully depreciated or disposed of in fiscal 1996.

     Professional fees related to litigation were $153,115 in Third Quarter 1997 compared to $83,014 in Third Quarter 1996. Professional fees related to litigation increased to $553,619 in 1997 YTD compared to $231,003 in 1996 YTD. A significant portion of these costs were related to the preparation and trial of the KFM Venture, Inc. and Harvey Moore lawsuits. In the KFM Venture lawsuit, the jury found that the contract was unenforceable and awarded KFM Venture, Inc. no compensation from the Company and the court awarded the Company reimbursement of a limited amount of its costs, which has not been received or recorded by the Company. In the Harvey Moore trial, the court awarded Harvey Moore $294,861 in compensation and $86,676 in pre-judgment interest. The company previously recorded a $180,000 reserve, resulting in a current expense of $201,537.

     The income tax provision for both Third Quarter 1997 and 1997 YTD includes a reduction in income tax expense of $178,000 related to a change in the tax treatment of certain expenses. These savings were partially offset in 1997 YTD by additional state income tax expense of $51,192 recorded in the second quarter as a result of audits of fiscal 1994 income tax returns.

Results of Discontinued Operations

     Until fiscal 1995, the Company derived substantially all of its revenue from its automotive services operations. The Company's automotive services revenue significantly declined in each of the last two years. During the fourth quarter of fiscal 1996, the Company received termination notices from its largest two licensed agents who together accounted for two-thirds of the Company's automotive services revenue. As a result, the Company decided to terminate the agency agreements with the remaining licensed agents effective June 30, 1997 and report the automotive services division as discontinued operations. The Company has sold most of the existing Combi-Matchers to the existing licensed agents.

     Revenue of the automotive services division declined by 84% to $33,897 in Third Quarter 1997 from $209,373 in Third Quarter 1996. Revenue of the automotive services division declined 63% from $671,090 in 1996 YTD to $245,220 in 1997 YTD. The decline in revenue is almost entirely related to the decline in revenue from two licensed agents, Four Day Tires and Michel Tire Company. Four Day Tires terminated their licensed agent agreement in July 1996 without the required twelve-month notice. The Company filed suit against Four Day Tires and received a final judgment in the amount of $220,000. Four Day Tires filed bankruptcy and the collectibility of the judgment is questionable. Therefore, the Company has not recorded the judgment as revenue on its financial statements and has reserved the entire accounts receivable balance of $34,879 as uncollectible. During the first quarter of fiscal 1997, Michel Tire Company agreed to purchase the Combi-Matchers it was using for a purchase price of $269,171. The purchase price was payable over a nine-month period. The Company is required to supply Michel Tire Company with parts through June 30, 1997. Wheel Works, the second largest licensed agent, purchased the Combi-Matchers it was using, the Company's remaining uninstalled Combi-Matchers and the rights to build Combi-Matchers, for an aggregate price of $175,000, effective February 1, 1997. These declines in revenue were offset by a $50,000 settlement reached in Second Quarter 1997 between the Company and Big Ten Tires regarding early termination of their licensed agent agreement in June of 1995.

     Automotive services operating costs, excluding depreciation, decreased 72% to $53,378 in Third Quarter 1997 from $193,712 in Third Quarter 1996. Automotive services operating costs, excluding depreciation, decreased by 54% in 1997 YTD to $309,534 from $678,321 in 1996 YTD. These declines in operating costs were the result of discontinuing the automotive services operations and reducing personnel. Depreciation and amortization costs decreased from $106,420 in Third Quarter 1996 to $19,763 in Third Quarter 1997 and from $320,229 in 1996 YTD to $98,602 in 1997 YTD, primarily as a result of a decline in the number of Combi-Matchers in operation.

     The loss on disposal of the automotive services division was based on estimated proceeds from disposal and losses from operations during the disposal period. In determining the loss on disposal, management estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, excluding depreciation. It was assumed that current assets and liabilities would be liquidated at face value, resulting in a total loss from disposal of $1,582,643, before income taxes. To date, the Company has recorded $426,269 in revenue from disposal of assets resulting in a loss of $723,634 and a loss from operations of $158,638 including depreciation. The Company has sold 85 Combi-Matchers previously in operation, and 32 new or refurbished Combi-Matchers, leaving 16 used Combi-Matchers available for sale, along with the parts inventory and equipment.

Liquidity and Capital Resources

     The cash provided by operating activities was $16,980 in 1997 YTD compared to cash used of $260,159 in 1996 YTD. The other adjustments are primarily non-cash operating costs. In 1997 YTD the Company's operations provided $152,945 in working capital (cash flow excluding changes in operating assets) compared to the provision of $676,839 in working capital in 1996 YTD. The Company expended $166,451 in 1997 YTD and $231,692 in 1996 YTD on operating costs that have been capitalized related to preparing the Imeson Center facility for rent. These costs will be amortized over a ten-year period.

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

     Cash of $2,133,339 was used by financing activities in 1997 YTD, as compared to cash provided by financing activities of $38,992 in 1996 YTD. Principal repayments of long-term debt and capital leases was $90,325 in 1997 YTD compared to $83,615 in 1996 YTD. During 1997 YTD, the Company purchased 641,272 shares of its common stock from a group of shareholders (the "Smith Group") for $2,116,198 as part of settlement of litigation. The board of directors believed this action was in the best interests of the Company and its shareholders for several reasons, including: (i) media coverage of the dispute with the Smith Group had caused concern among current and prospective tenants for the Imeson Center; (ii) estimated litigation costs could have exceeded $500,000 and business operations would have been further disrupted; and (iii) by purchasing the Smith Group shares, the percentage ownership and share of future returns increases proportionally for each remaining shareholder.

     The Company did not have any material commitments for capital expenditures as of March 31, 1997 other than for ordinary expenses incurred during the usual course of business and capital costs related to the lease with Prudential. However, the Company does have an outstanding judgment to Harvey Moore that needs to be settled. The Company is looking for additional tenants for Imeson Center. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs, which could be in excess of the Company's liquidity position. Additionally, the Company is investigating opportunities to develop the out-parcels of the Imeson Center. Although the Company has not identified any specific acquisition opportunities, management anticipates spending resources to locate potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. Any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available. The Company recently received a commitment letter for a $500,000 revolving line of credit and is in the process of finalizing this arrangement. However, no assurances can be made by the Company that such arrangement will be completed.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

Securities and Exchange Commission

     The Company filed a motion to dismiss the suit, or in the alternative, to dismiss legal counsel for the SEC on the grounds of ethical misconduct. The Company also filed a motion to stay discovery until its motion to dismiss could be heard. The motion to stay discovery was granted. The hearing for the motion to dismiss was held on January 7, 1997. The magistrate has issued his report and recommendation denying the Company's motion. The Company has filed objections to the magistrate's report and requested an oral argument before the District Court Judge.

ASX Investment Corporation

     No trial has been scheduled and the Company's motions to dismiss have still not been ruled on. In an effort to coerce the Company to pay a settlement, on December 10, 1996, Steve Rosner filed a complaint in the United States District Court for the Middle District of Florida, Civil Action No. 96-2428-CIV-T-25A alleging violations of sections 10(b) and 20(a) of the Exchange Act by misrepresenting the value of the property acquired from Sears. The Company believes that this complaint has no merit and is barred by the statute of limitations. The Company has moved for dismissal and filed a Rule 11 proceeding against Steve Rosner and his attorneys demanding that the Company be reimbursed its costs of defending this blatantly frivolous suit.

Kerry F. Marler

     Upon Mr. Marler's request , the trial scheduled for the week of November 18, 1996 was postponed. The new trial date has been set for August 11, 1997. The Company has filed motions to amend its complaint to recover fraudulent transfers from Mr. Marler and KFM Ventures, Inc. Further, the Company is seeking to add ASX Investment Corporation and its principals to the suit for conspiracy to violate Mr. Marler's fiduciary duties and tortuous interference with a business relationship.

Harvey Moore

     The trial was rescheduled from August 26, 1996 and began on December 4, 1996. The judge declared a mistrial on December 5, 1996 due to the lack of time to complete the trial. The trial was then rescheduled for the week of February 17, 1997. The court awarded Harvey Moore compensation of $294,861 and pre-judgment interest of $86,676. The Company filed a motion for a new trial which was denied

NationsBank

     The final judgment entered in favor of the Company on November 20, 1995 was upheld upon appeal.

John Sanford, et al.

     On October 1, 1996, the Company filed a complaint in the United States District Court for the Middle District of Florida, Case No. 96-1969-CIV-T-23A, against John Sanford, Walter Carucci, Paul Koether and Nelson Obus (collectively referred to as the "Sanford Group") for violation of Section 13D of the Securities Exchange Act of 1934. On December 10, 1996, the Company amended its complaint to add Channel Partnership II, G.P., as a defendant, also part of the Sanford Group. Defendants Carucci and Sanford have answered the complaint, denying all material allegations, and have asserted a counterclaim, alleging that (i) the Company violated Delaware law by voting "the Smith Group shares" (as obtained by the Company upon its purchase of the Smith Group's common stock) in connection with the Company's consent solicitation, (ii) the Company violated Delaware law by denying Sanford and Carucci their right to one vote for each share of Excal common stock they owned; (iii) the Company violated Section 14A of the Securities Exchange Act of 1934 by distributing a false and misleading proxy statement in connection with the consent solicitation; and (iv) the Company violated Delaware law by failing to hold an annual shareholders meeting. As relief, Sanford and Carucci demand certain declaratory relief by the Court, a directive by the Court for the Company to rescind any amendments to its Certificate of Incorporation adopted as a result of the consent solicitation, and costs and expenses related to the bringing of its counterclaim. The Company believes that the counterclaim submitted by Carucci and Sanford has no merit and has filed a motion for dismissal. In addition, the Company intends to amend its complaint to include violations of Section 16(b) of the Securities Exchange Act of 1934 and a claim for tortuous interference with a business relationship.

Channel Partnership II, G.P.

     On November 8, 1996, Channel Partnership II, G.P., filed a complaint in the Delaware Court of Chancery in and for New Castle County, C.A. No. 15311-NC, against the directors of the Company and the Company as a nominal defendant. The complaint alleges that the directors of the Company breached their fiduciary duty by authorizing the purchase of 641,272 shares of its common stock from the Smith Group (the "Smith Group Transaction") and that the proxy statement issued in connection with the consent solicitation (See Item 4 below) is false and misleading because it omits material information. The relief sought includes: (i) a declaration that the proxy the Company received in connection with the Smith Group Transaction is void and invalid; (ii) a declaration that the Smith Group Transaction is void and invalid; (iii) an award to the Company of damages resulting from the Smith Group Transaction and the consent solicitation; (iv) a declaration voiding and rescinding any amendments to the Company's Certificate of Incorporation as a result of the consent solicitation; and, (v) an award to the plaintiff of costs and expenses. The Company has filed a motion to dismiss the complaint. Channel filed its response to the Company's motion to dismiss. To date, the court has not ruled on the motion to dismiss.


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its annual shareholder meeting on February 26, 1997 to elect one Class I director and ratify the election of Pender Newkirk & Company as independent auditors for the fiscal year ended June 30, 1997. The voting results were as follows:

Issue                                               For      Against   Abstain
--------------------------------------------     ---------   -------   -------
Elect John L. Caskey as Class I director         3,148,697   139,548   293,496

Ratify selection of Pender Newkirk & Company
  as auditors for fiscal 1997                    3,288,241   267,208    26,292



Item 6.  - Exhibits and Reports on Form 8-K.

(a)  Exhibits

  27 Financial data schedule

(b)  Reports on Form 8-K

        None.



                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: May 14, 1997                   /s/ W.  CAREY WEBB
                                        W.  Carey Webb
                                        President and Chief Executive Officer



  Dated: May 14, 1997                   /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                        Vice President and
                                        Chief Financial Officer