Form 10KSB40
period 1997-06-30
EXCAL ENTERPRISES INC
filed 1997-09-24
CIK 832813

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS
                SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1997

                          Commission File No. 0-17069

                            EXCAL ENTERPRISES, INC.
          (Name of small business issuer as specified in its charter)

        Delaware                                   59-2855398
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

             100 N. Tampa Street, Suite 3575, Tampa, Florida 33602 (Address of principal executive offices, including zip code)

                                  (813) 224-0228
                          (Issuer's telephone number)

             Securities registered under Section 12(g) of the Act:

                               Title of Each Class
                         Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

Revenue for the fiscal year ended June 30, 1997 was $3,344,700.

The aggregate market value of the voting stock held by non-affiliates, based on the average of the closing bid and asked prices of the Registrant's common stock in the over the counter market as reported by the National Quotation Bureau, Inc. on August 29, 1997 of $4.25 was approximately $7,492,000. Shares of voting stock held by each officer, director and person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of August 29, 1996, there were 3,984,594 shares of the Registrant's common stock, par value $.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for its 1997 annual meeting, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.
ITEM 1. DESCRIPTION OF BUSINESS.

  General

  Excal Enterprises, Inc., a Delaware corporation (the "Company"), was formed in July 1986. In June 1995, the Company changed its name from Assix International, Inc. The Company was engaged in two distinct business operations: (i) its commercial real estate operations and (ii) its automotive services operations, which has been discontinued. The Company's commercial real estate operations are operated through Imeson Center, Inc., a wholly-owned subsidiary. This subsidiary owns, leases, and manages certain real property located in Jacksonville, Florida consisting of a two story building containing approximately 1,666,000 square feet of rentable office and warehouse space. This property was acquired from Sears as part of the settlement agreement regarding termination of the licensed agent agreement between the Company and Sears in February 1994. The Company is actively pursuing a mortgage loan against the Imeson Center property.

  During the initial years of its operating history, the Company acquired, by way of a series of mergers and asset acquisitions, the assets of predecessor entities which were engaged in business operations substantially similar to those previously conducted by the Company's automotive services division. On June 30, 1995, the Company transferred all its automotive assets, contracts, and related liabilities to Assix Automotive, Inc., a newly formed, wholly-owned subsidiary. The Company's automotive services division marketed ride-related automotive services through retail tire dealer service outlets licensed as agents of the Company. During the fourth quarter of fiscal 1996, the Company received termination notices from its two largest licensed agents, who together accounted for two-thirds of the Company's automotive services revenue. As a result, the Company decided to terminate the agency agreements with the remaining licensed agents effective June 30, 1997 and is currently winding up the affairs of the entity. The automotive services division is reported as discontinued operations.

  The Company plans to use the proceeds from the liquidation of its automotive division and proceeds from leveraging its Imeson Center property to, among other things, acquire a new core business. The Company has focused its search for a new core business in the areas of light manufacturing and industrial distribution. The Company's objective is to identify and acquire a company that will be used as a spring board to future growth. Management believes this will be best accomplished by acquiring a company that is a leader in a niche segment of a large market or in an industry that will lend itself to a consolidation strategy.

  Imeson Center Real Estate Operations

  The Company's real estate operations consist of the management of the property owned by its wholly-owned subsidiary, Imeson Center, Inc. The officers and directors of Imeson Center, Inc. are also officers and/or directors of the Company. The building itself is a two-story facility with eight bays on each floor. Seven of the bays on the first floor and eight bays on the second floor, each containing 99,446 square feet of rentable space, were originally designed as warehouse space. The other remaining first floor bay is divided into two floors of office space containing a total of approximately 184,000 square feet of rentable space. During the end of fiscal 1997 the second floor bay located above the existing office space was converted to office space with approximately 90,000 square feet of rentable space. As of June 30, 1997, all 14 of the warehouse bays and all but 41,000 square feet of the office space were leased (See "Dependence on Major Customers").

  The Property includes approximately 74 acres of real estate. Based on preliminary investigations, the Company believes that it could develop the outparcels, subject to the availability of suitable lessees and compliance with environmental and other applicable laws. Any such development will require significant capital expenditures by the Company.

  Market for the Company's Products and Services

  The Company's Imeson Center facility is unique in that it is a two-story facility containing 1,392,000 rentable square feet of warehouse space (696,000 square feet on the first floor and 696,000 square feet on the second floor) and approximately 274,000 rentable square feet of office space. The Company currently has a single tenant utilizing the warehouse space. If the Company leased the warehouse space to multiple tenants, it would limit the usefulness of the second story warehouse space and require the Company to incur significant costs related to demising the property and meeting current fire and safety code requirements, including the requirements of the Americans with Disabilities Act. Jacksonville, Florida is a major shipping port and the Imeson Center is located near the port and interstate highways. There is a significant number of warehouse facilities that compete with Imeson Center for tenants. The Company has two primary tenants utilizing 232,000 square feet of the 274,000 square feet of office space. Most of the office space in the Jacksonville area is located in the southern and central areas of Jacksonville. Imeson Center is located in the northern area of Jacksonville. The Company has marketed the office space for use as a telecommunications or service oriented business. The facility has over 2,200 parking spaces, most of which are allocated to the office area. This results in over six parking spaces per 1,000 square feet of office space, providing the Company with a competitive advantage over many other office facilities.

  Dependence on Major Customers

  The Company had leases with four tenants for its Imeson Center facility as of June 30, 1997. All of the leases require the tenants to reimburse the Company for their pro-rata share of operating expenses (including common area maintenance, property taxes, and insurance) and to pay for their own utilities. The first lease, with Laney & Duke Terminal Warehouse Company, Inc. (Laney & Duke), is for 1,392,244 square feet of warehouse space and expires on December 31, 2000. Laney & Duke accounted for $2,365,314 of revenue in fiscal 1997, resulting in an effective annual lease rate of $1.61 per square foot, including operating expenses. The second lease, with America Online (AOL), is for 92,340 square feet of office space beginning June 16, 1995 and terminating on June 15, 2002. AOL expanded into an additional 1,200 square feet of space during fiscal 1996. This lease accounted for $864,086 of revenue in fiscal 1997 at an effective annual lease rate of $9.24, including operating expenses. These two leases accounted for substantially all of the Company's revenue in fiscal 1997 and fiscal 1996. The loss of either of these two lessees would have a significant impact on the Company. The third lease is with the Prudential Insurance Company (Prudential) for 138,998 square feet of office space. This lease began in full on June 16, 1997 and terminates June 15, 1999. Prudential has the option to extend the lease for either six months or four years. This lease is expected to increase the net revenue of the real estate operations by over $1 million while having a negligible effect on operating expenses. The fourth lease is for 1,000 square feet of office space used for a food service operation. The Company currently has 41,000 square feet of office space that is available for lease. Significant renovations will need to be made to the available space before it can be leased.

  Competition

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

  Employees

  On September 15, 1997, the Company employed 13 full time employees. Of that number, 5 were employed in the corporate offices, 2 were employed in the automotive subsidiary and 6 were employed by the real estate subsidiary. The Company's employees are not covered by collective bargaining agreements. The Company believes the relations with its employees to be satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY.

  The Company entered into a lease for approximately 3,500 square feet of office space for its executive offices at 100 North Tampa Street, Suite 3575, Tampa, Florida 33602. The lease on this downtown Tampa office space commenced October 15, 1994 and terminates on October 15, 2000. The Company believes that its present facility is adequate for expected operations.

  On July 8, 1994, the Company purchased a 35,000 square foot facility at 808
N. Rome Avenue in Tampa, Florida which contains management offices and served as its automotive services manufacturing facility. This property is collateral for the Companies $480,000 line of credit. The property is currently available for sale.

  The Company's commercial rental property consists of a single two story structure located on 74 acres at One Imeson Park Boulevard in Jacksonville, Florida. The property contains approximately 1,392,000 square feet of warehouse space and 274,000 square feet of office space. The building is primarily built of concrete and steel with a membrane roof. There are no liens, encumbrances, or mortgages on the property. However, the Company is actively seeking financing on the property. The Company does not currently have any definitive plans or commitments for renovation or expansion of the property. However, the Company is marketing the available 41,000 square feet of office space and management expects to incur significant renovation costs in order to lease the space. In addition, the Company may build additional facilities on the available outparcels upon request of a lessee. Any of these improvements would require the Company to obtain financing to fund the cost of building or renovation. See "Market for the Company's Products and Services" and "Competition" under "Item 1. Business" for a discussion of the general competitive conditions to which the property is subject. Information regarding the leases on the property is contained under "Item 1. Business - Dependence on Major Customers." Management believes the property is adequately covered by insurance. The basis of the property for both financial and tax purposes is $1,600,000 for the land and $5,865,755 for the building as of June 30, 1997. In addition, various furniture, fixtures and equipment with a basis of $286,169 as of June 30, 1997 are used in operating the property. For federal tax purposes, the building is depreciated using the straight-line method over 39 years and the other assets are depreciated using the modified accelerated cost recovery system over lives of five to seven years. The property taxes on the land and building for 1996 were $243,017, based on a millage rate of $21.7028 per $1,000 of assessed value. Sears, as part of the acquisition of the building, was required to reimburse the Company for all property taxes through April 15, 1996.


ITEM 3. LEGAL PROCEEDINGS.

  Other than the litigation described in Note 13 of the accompanying financial statements, which is incorporated herein by reference, the Company is aware of no other material legal proceedings, pending or threatened, to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company or to which the Company is a party or its property subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The principal market for the Company's common stock is the over-the-counter market. Quotations are available through the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol EXCL. Prior to November 24, 1995, the Company's symbol was ASIX. The following table sets forth the range of high and low closing bid prices in dollars per share of common stock for each full quarterly period within the two most recent fiscal years. Prices represent inter-dealer quotations, without adjustment for retail markup, markdown or commissions, and may not represent actual transactions.

Fiscal Year Ended June 30, 1996      High      Low
 Quarter ended September 30, 1995   $1.97      $ .94
 Quarter ended December 31, 1995     2.09      1.56
 Quarter ended March 31, 1996        2.06      1.88
 Quarter ended June 30, 1996         2.69      1.50

Fiscal Year Ended June 30, 1997
 Quarter ended September 30, 1996    $2.47     $ 1.77
 Quarter ended December 31, 1996     2.50      1.78
 Quarter ended March 31, 1997        2.88      2.09
 Quarter ended June 30, 1997         3.88      2.44


  As of August 29, 1997, there were approximately 370 shareholders of record. In addition, as of the same date, there were 374 beneficial holders based on non-objecting beneficial owner reports provided by ADP.

  No cash dividends or other distributions have been paid by the Company since its inception with respect to shares of the Company's common stock. It is the present policy, and the expected future policy, of the Company not to pay cash dividends and to retain future earnings to support the Company's growth.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Continuing Operations

  Net revenue of the Company consists of commercial real estate rental revenue from the lease and management of property located in Jacksonville, Florida (Imeson Center). The property consists of approximately 1,392,000 rentable square feet of warehouse space and 274,000 rentable square feet of office space (See "Item 2. Description of Properties"). The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities.

  As of June 30, 1997, the Company had leases with four tenants at Imeson Center. The lease of warehouse space to Laney & Duke began December 1, 1995 and included a total of 796,000 square feet. Laney & Duke has gradually increased the square footage leased and currently occupies all 1,392,000 square feet of warehouse space. This lease terminates December 31, 2000. The leases with Laney & Duke accounted for 71% and 72% of the revenue in fiscal 1997 and fiscal 1996, respectively. The second tenant is America Online, whose lease is for 93,000 square feet of office space beginning June 16, 1995 and terminating on June 15, 2002. This lease with America Online accounted for 26% and 28% of the revenue in fiscal 1997 and 1996, respectively. The third lease is with the Prudential for 139,000 square feet of office space. The lease began for part of the space on May 16, 1997 and for the remaining space on June 16, 1997. The lease terminates on June 15, 1999. Prudential has the option to extend the lease for either six months or four years. The fourth lease is with Service America for 1,000 square feet of office space, used for a food service operation, beginning September 15, 1995 and terminating on September 15, 2002.

  Revenue increased by 11% to $3,344,700 in fiscal 1997 from $3,021,743 in fiscal 1996 as a result of the lease of increased warehouse space by Laney & Duke, the lease of office space to Prudential Insurance Company and an increase in the base rental rate of the leases. During fiscal 1997 and fiscal 1996, rental revenue included $639,294 and $655,042 of contingent rentals and $2,705,406 and $2,366,701 of base rent, respectively. The future minimum base rentals under non-cancelable leases as of June 30, 1997 was $3,692,644 for fiscal 1998, $3,791,682 for fiscal 1999, $2,874,253 for fiscal 2000,
$1,885,573 for fiscal 2001 and $838,500 thereafter.

  Operating costs increased by 37% in fiscal 1997 to $2,293,659 from $1,675,164 in fiscal 1996. The $618,495 increase in operating expenses is primarily related to two non-recurring items that reduced the fiscal 1996 operating expenses. Property taxes accounted for $244,495, or 40%, of the increase. Sears, the former owner of the property, was responsible for paying the property taxes on Imeson Center through April 15, 1996. In the fourth quarter of fiscal 1996, the Company received notice of abatement of a $223,000 penalty for underpayment of fiscal 1994 income taxes that was recorded in prior years. The elimination of the penalty in fiscal 1996 accounted for an additional 36% of the increase. The remaining portion of the increase was primarily related to an increase in salary and benefit costs.

  Depreciation and amortization primarily related to the commercial real estate operations and did not significantly change in fiscal 1997, as compared to fiscal 1996.

  Professional fees related to litigation were $781,262 in fiscal 1997 compared to $321,632 in fiscal 1996. The significant increase in professional fees primarily related to the litigation with KFM Ventures, Inc. and Harvey Moore, which both went to trial during the fiscal year. Legal counsel had to prepare for the Harvey Moore trial on three occasions. The trial was postponed the week before its initial scheduled date and a mistrial was declared during the rescheduled trial. This resulted in preparing for yet a third trial before the case was heard and judgment rendered. The Court awarded Harvey Moore compensation of $294,861 and pre-judgment interest of $85,445. These amounts were in excess of the $180,000 that the Company had reserved, resulting in a charge to income of $200,306. In addition, the Company incurred fees related to currently outstanding litigation. See Note 13 of the accompanying financial statements for a complete discussion of all outstanding material litigation.

  The income tax provision for fiscal 1997 includes a reduction in income tax expense of $178,000 related to a change in the tax treatment of certain expenses.




Results of Discontinued Operations

  Until fiscal 1995, the Company derived substantially all of its revenue from the automotive services operations. More particularly, the Company's revenue was derived from agreements entered into with licensed agents that marketed and sold the Company's ride-related services. The typical licensed agent agreement included a flat monthly fee for rental of equipment plus a fee per usage. The Company's automotive services revenue significantly declined in fiscal 1995 and fiscal 1996. During the fourth quarter of fiscal 1996, the Company received termination notices from its largest two licensed agents who together accounted for two-thirds of the Company's automotive services revenue. As a result, the Company decided to terminate the agency agreements with the remaining licensed agents effective June 30, 1997 and the automotive services division was reported as discontinued operations.

  Revenue of the automotive services division declined by 72% to $246,327 in fiscal 1997 from $885,256 in fiscal 1996 as a result of discontinuing operations. Automotive services operating costs decreased 56% to $366,065 in fiscal 1997 from $825,741 in fiscal 1996. Depreciation and amortization costs decreased from $425,086 in fiscal 1996 to $111,832 in fiscal 1997, primarily as a result of a decline in the number of Combi-Matchers in operation. At June 30, 1996, management estimated proceeds of $458,607 from the sale of Combi-Matchers, inventory and other assets resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, resulting in a total loss from disposal of $1,582,643. During fiscal 1997, the Company recorded $530,559 in revenue from disposal of assets, resulting in a loss of $985,553 and a loss from operations of $227,694, including depreciation. Management has reduced its estimate of the required reserve for discontinued operations by $256,000 ($155,000 after tax) at June 30, 1997. The gain on disposal for 1997 includes a provision of $46,262 in operating losses during the phase-out period. The amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated as the loss on disposal of the discontinued operations.

  Liquidity and Capital Resources

  The cash provided by operating activities was $377,986 in fiscal 1997 compared to $560,112 in fiscal 1996. In fiscal 1997 the Company's operations used $146,213 in working capital compared to $723,486 in working capital generated in fiscal 1996. The Company expended $436,645 in fiscal 1997 and $327,854 in fiscal 1996 on operating costs that have been capitalized related to preparing the Imeson Center facility for rent and broker commissions on the leases that were obtained for Imeson Center. These costs will be amortized over the period of the expected benefit. The accounts payable and accrued expenses increased by $924,849 from the end of fiscal 1996 to the end of fiscal 1997. The outstanding balance of the Moore settlement accounted for $282,000 of the increase and outstanding litigation costs accounted for another $119,000 of the increase. The remaining balance of the increase was primarily related to renovations of the Imeson Center property and broker commissions related to the lease of space to Prudential.

  Purchases and maturity of held-to-maturity securities represent the investment in US backed debt securities with a maturity date at the time of purchase in excess of three months. The proceeds from the sale of assets in fiscal 1997 represent proceeds from the liquidation of the Companies automotive services operations. Property and equipment additions in fiscal 1997 primarily consisted of purchases of equipment for operations at Imeson Center and renovations to the building related to the conversion of warehouse space to office space.

  Cash of $2,290,068 was used by financing activities in fiscal 1997, as compared to cash used by financing activities of $22,490 in fiscal 1996. The Company acquired a $480,000 line of credit from the First National Bank of Tampa in the fourth quarter of fiscal 1997 and paid off all other outstanding indebtedness. During the fourth quarter of fiscal 1996, the Company paid $20,110 for the right to repurchase 11,400 shares of its common stock for $0.196 per share. During the first three months of fiscal 1997, the Company purchased 641,272 shares of its common stock for an aggregate cash purchase price of $2,116,198, which shares are currently held as treasury stock. In May 1997, the Company announced plans to repurchase up to $3,000,000 of its common stock through open market purchases. Through June 30, 1997, the Company acquired 15,000 shares at a cost of $54,547.

  The Company did not have any material commitments for capital expenditures as of June 30, 1997 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenants needs in excess of the Company's liquidity position. Additionally, the Company is considering opportunities to develop the outparcels of the Imeson Center. Although the Company has not identified any specific acquisition opportunities, management is spending resources to locate potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation (See Note 13 of the accompanying financial statements). Any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. The Company is actively pursuing a mortgage loan against the Imeson Center property to fund the above mentioned items and accelerate the stock repurchase program the Company announced in the fourth quarter of fiscal 1997. However, no assurances can be made by the Company that such additional funding will be available.


ITEM 7. FINANCIAL STATEMENTS.

  The financial Statements of the Company as of June 30, 1997 and the Report of the Independent Certified Public Accountants thereon are included in Appendix F to this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

  Information regarding directors and executive officers of the Company is included under the caption "Classification of Directors" of the registrant's definitive Proxy Statement for its 1997 annual meeting.


ITEM 10. EXECUTIVE COMPENSATION.

  Information regarding executive compensation is included under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 1997 annual meeting.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the registrant's voting securities by each director and all officers and directors as group, and by any person known to beneficially own more than 5% of any class of voting security of the registrant is included under the caption "Voting Securities" of the registrant's definitive Proxy Statement for its 1997 annual meeting.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions is included under the caption "Indemnification of Company Officers and Directors" of the registrant's definitive Proxy Statement for its 1997 annual meeting.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  A. Exhibits

Exhibit                                                                 Method
 Number  Description                                                      of
                                                                        Filing

  3.1    Amended and Restated Certificate of Incorporation                 7
  3.2    Series A Participating Preferred Stock
           Certificate of Designations                                     6
  3.3    Second Amended and Restated By-laws                               7
  4.1    Rights Agreement by and between the Company and Registrar
           and Transfer Company dated April 18, 1994                       2
  10.1   1988 Stock Option Plan                                            1
  10.2   Contract to Purchase - Rome Avenue Property                       3
  10.3   Form of Indemnity Agreement with Officers and Directors           3
  10.4   Lease for 100 North Tampa offices                                 3
  10.5   Webb Employment Agreement                                         3
  10.6   Amendment to Webb Employment Agreement                            6
  10.7   Newton Employment Agreement                                       3
  10.8   Amendment to Newton Employment Agreement                          6
  10.9   Barnes Employment Agreement                                       6
 10.10   Warehouse Space Lease Agreements with Laney & Duke
           Terminal Warehouse Company, Inc.                                4
 10.11   Renewal and Modification of Laney & Duke Leases                   5
 10.12   Amendment to Laney & Duke Leases dated 1/1/97                     *
 10.13   Amendment to Laney & Duke Leases dated 3/1/97                     *
 10.14   Office Lease with America Online, Inc.                            4
 10.15   Office Lease with Prudential Insurance Company of America         *
 10.16   Form of Stock Purchase Agreement for the repurchase
           of 641,272 shares                                               6
   21    List of Subsidiaries of Registrant                                *
   27    Financial Data Schedule                                           *

*  Filed herewith.
1 Incorporated by reference to the Company's registration statement on Form S-18 file #33-21786, filed in Atlanta, Georgia.
2 Incorporated by reference to the Company's Current Report on Form 8-K dated April 18, 1994.
3 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
4 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.
5 Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1996.
6 Incorporated by reference to the ComPanies Annual Report on Form 10-KSB for the year ended June, 30 1996.
7 Incorporated by reference to the ComPanies Quarterly Report or Form 10-QSB for the quarter ended December 31, 1996.

  B. Reports on Form 8-K

  None.


                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 19th day of September 1997.

                                   EXCAL ENTERPRISES, INC.


                                   /S/ W. CAREY WEBB
                                   W. Carey Webb
                                   President and Chief Executive Officer

  In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 19, 1997          /S/ R. PARK NEWTON, III
                                   R. Park Newton, III
                                   Chairman of the Board and Board Member

Dated: September 19, 1997          /S/ W. CAREY WEBB
                                   W. Carey Webb
                                   President and Chief Executive Officer

Dated: September 19, 1997          /S/ TIMOTHY R. BARNES
                                   Timothy R. Barnes
                                   Vice-President, Chief Financial Officer,
                                   and Principal Accounting Officer

Dated: September 22, 1997          /S/ W. ARIS NEWTON
                                   W. Aris Newton
                                   Vice-President and Board Member

Dated: September 22, 1997          /S/ JOHN L. CASKEY
                                   John L. Caskey
                                   Board Member






                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS       F-1



       CONSOLIDATED BALANCE SHEET                               F-2



       CONSOLIDATED STATEMENTS OF OPERATIONS
       AND CHANGES IN RETAINED EARNINGS                         F-3



       CONSOLIDATED STATEMENTS OF CASH FLOWS                    F-4



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-5









              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Excal Enterprises, Inc. and Subsidiaries
Tampa, Florida


We   have  audited  the  accompanying  consolidated  balance  sheet  of  Excal
Enterprises,  Inc.  and  Subsidiaries as of June  30,  1997  and  the  related consolidated statements of operations and changes in retained earnings and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excal Enterprises, Inc. and Subsidiaries as of June 30, 1997, and the consolidated results of its operations and changes in retained earnings and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.





PENDER NEWKIRK & COMPANY

Certified Public Accountants
Tampa, Florida
August 8, 1997






  EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

                                    ASSETS
       Current Assets
       Cash and cash equivalents                                $  1,047,166
       Accounts receivable - trade                                   259,032
       Accounts receivable - related parties                           6,861
       Income tax receivable                                         185,272
       Prepaid expenses and deposits                                 215,609
       Net assets of discontinued operations                         160,983
       Deferred tax asset                                            309,000
                                                                  ----------
          Total current assets                                     2,183,923
                                                                  ----------
       Property, plant and equipment
       Land                                                        1,740,000
       Building                                                    6,192,255
       Furniture, fixtures, vehicles and equipment                   445,829
                                                                  ----------
                                                                   8,378,084
         Less accumulated depreciation and amortization              648,792
                                                                  ----------
           Net property, plant and equipment                       7,729,292
                                                                  ----------
       Capitalized clearing costs, less accumulated
         amortization of $119,020                                    660,533
       Commission costs, less accumulated amortization of            329,520
       $119,228
       Other intangible assets                                        33,160
                                                                  ----------
           Total Assets                                         $ 10,936,428
                                                                  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
       Accounts payable                                         $    933,840
       Accrued liabilities                                           435,801
       Reserve for litigation                                        586,480
       Revolving line of credit                                       10,952
                                                                  ----------
           Total current liabilities                               1,967,073

       Deferred tax liability                                      1,858,000
                                                                  ----------
          Total Liabilities                                        3,825,073
                                                                  ----------
       Stockholders' equity:
      Preferred stock, $.01 par value, 7,500,000 shares
         authorized, no shares issued and outstanding                     --
      Common stock, $.001 par value, 20,000,000 shares
       authorized,
         4,713,866 shares issued, 4,010,594 shares outstanding         4,713
      Additional paid-in capital                                   5,800,423
      Retained earnings                                            3,683,088
      Less 703,272 shares of common stock held in
         treasury, shares at cost                                ( 2,376,869)
                                                                  ----------
          Total stockholders' equity                               7,111,355
                                                                  ----------
           Total Liabilities and Stockholders' Equity           $ 10,936,428
                                                                  ==========

   The accompanying notes are an integral part of the consolidated financial statements



                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         CHANGES IN RETAINED EARNINGS


                                                        Year Ended June 30
                                                    -------------------------
                                                       1997            1996
                                                    ---------       ---------
       Net revenue                                $ 3,344,700     $ 3,021,743
                                                    ---------       ---------

       Operating costs                              2,293,659       1,675,164
       Depreciation and amortization                  367,697         367,281
                                                    ---------       ---------
          Total operating costs                     2,661,356       2,042,445
                                                    ---------       ---------


          Net operating profit                        683,344         979,298
                                                    ---------       ---------
       Other expense (income)
        Professional fees related to litigation       781,262         321,632
        Litigation judgment                           200,306              --
        Interest expense                               42,400          14,656
        Other expense                                  13,068          13,870
        Dividend and interest income               (   91,288)     (  121,488)
        Other income                               (   61,225)     (   70,370)
                                                    ---------       ---------
          Net other expense                           884,523         158,300
                                                    ---------       ---------
       Income (loss) before income taxes
        and discontinued operations                (  201,179)        820,998

       Income tax provision (benefit)              (  266,000)        325,000
                                                    ---------       ---------
       Income from continuing operations               64,821         495,998
                                                    ---------       ---------
       Loss (gain) from discontinued operations
        Loss from operations of discontinued
       division
          (less income tax benefit of $154,000)            --         243,772
        Loss (gain) on disposal of division
          (less income tax expense of $101,000 in
       1997
           and benefit of $625,000 in 1996)        (  155,000)        957,643
                                                    ---------       ---------
        Loss (gain) from discontinued operations   (  155,000)      1,201,415
                                                    ---------       ---------

       Net income (loss)                              219,821      (  705,417)

       Retained earnings - beginning of year        3,463,267       4,168,684
                                                    ---------       ---------

       Retained earnings - end of year            $ 3,683,088     $ 3,463,267
                                                    =========       =========
       Earnings (loss) per common and
        common equivalent share:
         Continuing operations                    $       .02     $       .10
         Operations of discontinued division              ---      (      .05)
         Disposal of division                             .03      (      .19)
                                                    ---------       ---------
             Primary earnings (loss) per common
               and common equivalent share        $       .05     $(      .14)
                                                    =========       =========

       Weighted average common and common
         equivalent shares outstanding               4,636,411      4,995,974
                                                     =========      =========

   The accompanying notes are an integral part of the consolidated financial statements





                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended June 30
                                                    -------------------------
                                                       1997            1996
                                                    ---------       ---------
      Cash flows from operating activities:
      Net income (loss)                            $  219,821     $(  705,417)
      Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation and amortization                  479,528         792,368
       Provision for uncollectable
         accounts receivable                       (   12,662)          1,695
       Interest income                                    ---          48,584
       Reserve for loss (gain) on
         disposal of division                      (  256,000)      1,582,643
       Loss (gain) on disposals of assets          (  212,255)         40,467
       Provision for deferred income taxes             72,000      (  709,000)
       Decrease (increase) in operating assets:
       Accounts receivable - trade                 (    4,796)     (  147,355)
       Accounts receivable - related parties           18,899          11,582
       Income tax receivable                       (  175,556)        621,437

       Prepaid expenses and deposits               (   40,460)         18,562
       Intangible assets                           (  436,645)     (  327,854)
       Increase (decrease) in operating
       liabilities:
       Accounts payable and accrued liabilities       924,849      (  606,337)
       Income taxes payable                        (   18,737)         18,737
       Reserve for litigation                      (  180,000)     (   80,000)
                                                    ---------       ---------
       Net cash provided by operating activities      377,986         560,112
                                                    ---------       ---------

       Cash flows from investing activities:
       Purchase of held-to-maturity securities            ---      (  590,181)
       Maturity of held-to-maturity securities            ---       1,827,576
       Proceeds from sale of assets                   530,559          20,088
       Property and equipment additions            (  321,889)     (  118,221)
                                                    ---------       ---------
       Net cash provided by investing activities      208,670       1,139,262
                                                    ---------       ---------

       Cash flows from financing activities:
       Net borrowing on line of credit                 10,952             ---
       Net borrowing of long-term debt                    ---         122,607
       Principal repayments of long-term
        debt and capital leases                    (  130,275)     (  124,987)
       Purchase stock option                              ---      (   20,110)
       Purchase treasury stock                     (2,170,745)            ---
                                                    ---------       ---------
       Net cash used by financing activities       (2,290,068)     (   22,490)
                                                    ---------       ---------

       Increase (decrease) in cash                 (1,703,412)      1,676,884

       Cash and cash equivalents,
         beginning of year                          2,750,578       1,073,694
                                                    ---------       ---------

       Cash and cash equivalents, end of year     $ 1,047,166     $ 2,750,578
                                                    =========       =========

Supplemental disclosure of cash flow information
       Interest paid                              $    45,007     $    18,342
       Income taxes received                      $    42,811     $   385,174

   The accompanying notes are an integral part of the consolidated financial statements



                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

  The Company, headquartered in Tampa, Florida, was engaged in two distinct business operations. The Company's commercial real estate venture is conducted by and through Imeson Center, Inc., a wholly-owned subsidiary. Imeson Center, Inc. owns, manages and leases two story warehouse and office facility containing 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. The Company's automotive services operations were conducted by and through Assix Automotive, Inc., a wholly-owned subsidiary. In June 1996, the Board of Directors approved a plan to discontinue the automotive services operations. Assix Automotive, Inc. ceased operations in June 1997 and is completing its liquidation. The Company changed its name from Assix International, Inc. to Excal Enterprises, Inc. in June of 1995.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows:

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company , Imeson Center, Inc., a wholly-owned subsidiary, and Assix Automotive, Inc., a wholly-owned subsidiary. The operations of Assix Automotive are being discontinued, and therefore, the net assets and results of operations are shown as a single line item on the balance sheet and statement of operations, respectively.

  Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

  Property, Plant and Equipment. Property, plant and equipment are recorded at cost or appraised value at the date of acquisition. Depreciation and amortization are calculated by using the straight-line method over the estimated useful lives of the assets, ranging generally from five to ten years for tangible personal property and 40 years for real property and improvements. Expenditures for maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Gains or losses on disposals are credited or charged to operations. For income tax purposes, the Company uses accelerated methods of depreciation for certain assets.

  Intangible Assets. The Company capitalized the cost, net of salvage recovery, of clearing the Imeson Center facility to prepare it for lease. The net clearing cost incurred in 1997 and 1996 was $227,975 and $254,847, respectively, and is being amortized over 10 years. Commission costs represent the broker fees incurred related to the leases obtained for Imeson Center. These costs are amortized over the life of the leases.

  Revenue Recognition. Commercial real estate rental revenue consists of base rent, reimbursement of operational expenses, and common area maintenance charges. The Company recognizes revenue when it is earned.

  Income taxes. Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Stock based compensation. The Financial Accounting Standards Board issued Statement 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. Statement 123 provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, Statement 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of Statement 123.

  Earnings per Share. Earnings per common and equivalent share is based on the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and warrants. Fully diluted earnings per share are not presented because they approximate earnings per common and equivalent share.

  Reclassifications. Certain reclassifications have been made to the financial statements in 1996 in order to conform to the 1997 presentation. None of the reclassifications affected the financial position or results of operations.


NOTE 3 - DEPENDENCE ON MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents at several financial institutions that it believes are of high credit quality and attempts to limit its exposure in any one particular instrument. There are times when balances maintained at certain financial institutions are in excess of insured limits.

  Net revenue of the Company consists of commercial real estate revenue from the lease and management of property located in Jacksonville, Florida. Two leases accounted for substantially all of the Company's revenue in fiscal 1997 and fiscal 1996 as follows:

                  Year Ended June 30, 1997  Year Ended June 30, 1996
                  ------------------------   -----------------------
  Lessee                Amount  % to Total        Amount  % to Total
  -------------      ---------  ----------     ---------  ----------
  Laney & Duke      $2,365,314     71%        $2,163,816     72%
  America Online       864,086     26%           849,693     28%

   The Laney & Duke lease expires on December 31, 2000. The America Online lease expires on June 15, 2002. The loss of either of these two leases would have a significant impact on the Company (See Note 8).


NOTE 4 - DISCONTINUED OPERATIONS

  During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its licensed agents effective June 30, 1997 and discontinue its automotive services operations. The Company offered the existing Combi-Matcher machines and related assets for sale to existing licensed agents and others. The two largest licensed agents purchased the majority of the Company's automotive services assets. The revenue of the discontinued operations was $246,327 and $885,256 for the fiscal years ended June 30, 1997 and 1996, respectively.

  At June 30, 1996, management estimated proceeds of $458,607 from the sale of Combi-Matchers, inventory and other assets resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, resulting in a total loss from disposal of $1,582,643. During fiscal 1997, the Company recorded $530,559 in revenue from disposal of assets, resulting in a loss of $985,553 and a loss from operations of $227,694, including depreciation. Management has reduced its estimate of the required reserve for discontinued operations by $256,000 ($155,000 after tax) at June 30, 1997. The gain on disposal for 1997 includes a provision of $46,262 in operating losses during the phase-out period. The amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated as the loss on disposal of the discontinued operations. The net assets of the discontinued operations, excluding inter-company assets, at June 30, 1997 were as follows:

       Current assets               $ 106,852
       Property and equipment, net     88,162
                                      -------
        Total assets                  195,014
       Less current liabilities        34,031
                                      -------
        Net assets                  $ 160,983
                                      =======

NOTE 5 - REVOLVING LINE OF CREDIT

  The Company obtained a $480,000 revolving line of credit, of which $10,952 was outstanding as of June 30, 1997. The line of credit bears interest at one point over prime (9.5% at June 30, 1997), and is collateralized by land and a building with a net carrying cost of $442,425.

NOTE 6 - COMMITMENTS

    The Company incurred rent expense of $72,981 and $124,478 for the years ended June 30, 1997 and 1996, respectively. Future minimum lease payments under non-cancelable operating leases for the corporate office space and automobiles as of June 30, 1997 are as follows:

       1998  $ 60,023
       1999    63,613
       2000    73,400
       2001    25,690

  The Company entered into an employment agreement in March 1994 with its then President, who is now Chairman of the Board, that obligates the Company to pay him $180,000 a year for five years, unless his employment is terminated for due cause. The agreement also provides for a lump sum severance payment of up to 2.9 times his base salary upon the occurrence of a change in control.

  The Company entered into an employment agreement with its current President and Chief Executive Officer effective August 15, 1994. The agreement obligates the Company to pay him $180,000 a year for five years, unless his employment is terminated for due cause. The agreement also provides for a lump sum severance payment of up to 2.9 times his base salary upon the occurrence of certain events after a change in control. The agreement provides for a $100,000 moving allowance, which includes reimbursement for the sale of his house below its appraised market value.

  The Company entered into an employment agreement with its current Vice President and Chief Financial Officer effective August 7, 1995. The agreement obligates the Company to pay him $75,000 a year, unless his employment is terminated for due cause. The agreement also provides for a lump sum severance payment of up to 2.9 times his base salary upon the occurrence of a change in control.


NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

  On April 18, 1994, the Company's Board of Directors declared a dividend distribution of one "Right" for each share of common stock, par value $0.001 per share, of the Company (the "Common Stock") outstanding as of April 29, 1994. Distribution of the Rights was not taxable to shareholders and the Rights expire after ten years. Each Right entitles the registered holder to purchase from the Company one-hundredth (1/100) of a share of Series A Participating Preferred Stock at a Purchase Price of $10.00, subject to certain anti-dilution adjustments (the "Exercise Price"). The terms and conditions of the Rights are contained in a Rights Agreement, dated April 18, 1994, between the Company and Registrar and Transfer Company, a corporation acting in the capacity of Rights Agent (and which also serves as the Company's transfer agent). The plan under which the Company's Board of Directors has declared a distribution of the Rights, including the definitive terms of the Rights and the Rights Agreement, are referred to hereinafter as the "Rights Plan."

  The Rights are not presently exercisable and are evidenced only by the certificates representing shares of Common Stock and are transferable only with the Common Stock. The Rights become exercisable and separately transferable on the earlier of (i) the tenth calendar day after the first public disclosure that a person or group (including any affiliate or associate of such person or group) has acquired beneficial ownership of 15% or more of the outstanding Common Stock, or, in the case of a person or group beneficially owning 15% or more of the outstanding Common Stock on April 18, 1994, the date that such person or group acquires any additional shares of Common Stock (other than pursuant to a dividend or distribution paid or made pro rata to all holders of Common Stock or upon exercise of employee stock options pursuant to any employee benefit plan approved by the Board of Directors) (such a person or group being called an "Acquiring Person") or (ii) the tenth calendar day after the commencement of, or first public disclosure of the intent of any person or group to commence, a tender or exchange offer for 15% or more of the outstanding Common Stock (the date on which the rights become exercisable being called the "Distribution Date"). After the Distribution Date, a holder of a Right (other than the Acquiring Person, whose Rights become void) will have the right to purchase, upon payment of the Exercise Price, 1/100th of a share of Series A Preferred Stock, subject to certain adjustments.

  Additionally, after a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's Exercise Price, a number of shares of the Company's Common Stock having a market value at that time of twice the Right's Exercise Price. Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's then current Exercise Price, a number of the Acquiring Person's common shares having a market value at that time of twice the Right's exercise price.

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

  Upon exercise of the Rights, the Series A Participating Preferred Stock will be distributed to holders of the Rights upon exercise thereof and payment of the Exercise Price (as defined in the Rights Agreement). Absent an available exemption, registration of the Series A Participating Preferred Stock will be required under the Securities Act of 1933, as amended, and applicable state "blue sky" laws prior to such distribution.

Common Stock

  During the fourth quarter of fiscal 1996, the Company paid $20,110 for the rights to acquire 11,400 shares of its common stock for $0.196 per share. During the first three months of fiscal 1997, the Company purchased 641,272 shares of its common stock for an aggregate cash purchase price of $2,116,198, which shares are currently held as treasury stock. In May 1997, the Company announced plans to repurchase up to $3,000,000 of its common stock through open market purchases. Through June 30, 1997, the Company acquired 15,000 shares at a cost of $54,547.

  The Company's shareholders approved increasing the authorized common shares of the Company from 7,500,000 to 20,000,000 in November 1996.

Options and Warrants

  The Company has a stock option plan providing for the issuance of up to 500,000 shares of the Company's common stock to employees and directors, pursuant to options granted under the Option Plan. The Company has also issued additional options and warrants to officers, directors, and unaffiliated third parties outside of the Option Plan. The Company applies APB Opinion 25 and related Interpretations in accounting for its grants of options and warrants. The Company has not recorded compensation expense relating to any issuance of options or warrants since, in all instances, the exercise price was greater than or equal to the market value of the underlying shares of the Company's common stock on the dates of grant. Had compensation cost for the options and warrants granted been determined based on the fair value at the grant dates under the methods proscribed by FASB Statement 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:
                                                    1997           1996
                                                 ---------     -----------
Net income (loss)                  As reported   $ 219,821     $( 705,417)
                                   Pro forma     $ 183,591     $( 723,849)

Primary earnings (loss) per common
  and common equivalent share      As reported   $    .05       (     .14)
                                   Pro forma     $    .04      $(     .14)

  For purposes of the proforma presentation above, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively: expected volatility of 30 percent in both years, risk free interest rates of 6.4% and 6.1%; and expected lives of 3 years for both 1997 and 1996.

  A summary of the status of the options issued pursuant to the Plan and the options and warrants issued outside the Plan is as follows:

                                Issued Pursuant             Issued outside
                                 to Option Plan             of Option Plan
                              --------------------       --------------------
                                           Exercise                   Exercise
                                Shares     Price(1)      Shares(2)    price(1)
                             ---------     --------      ---------    --------

Outstanding at June 30, 1995    61,000      $1.52        1,541,650      $2.71
Granted in fiscal 1996          75,000      $1.44               --         --
Forfeited in fiscal 1996         6,000      $2.33          211,000      $4.48
Expired in fiscal 1996              --         --          188,000      $3.86
Outstanding at June 30, 1996   130,000      $1.43        1,142,650      $2.20
Granted in fiscal 1997              --         --          125,000      $2.34
Outstanding at June 30, 1997   130,000      $1.43        1,267,650      $2.21

(1)  Weighted average exercise price.

(2) Does not include options to acquire 300,000 shares at an exercise price of $1.00 per share that were awarded to Park Newton in 1994 but have not been issued because of a requirement that the Board of Directors take certain actions prior to granting such options.

  The following table summarizes information about the options and warrants outstanding at June 30, 1997, stratified by exercise price:

                         Options Outstanding           Options Exercisable
                 -----------------------------------  ----------------------
                                Weighted    Weighted                Weighted
    Range of                    Average     Average                 Average
  Outstanding       Number    Contractual   Exercise    Number      Exercise
Exercise Prices    Remaining       Life       Price   Exercisable     Price
-----------------  ----------  ----------   --------  -----------    -------

Issued Pursuant to Option plan
------------------------------
  $1.00 to $1.44     125,000    7.9 years     $1.26      100,000      $1.33
      $5.74            5,000    1.9 years     $5.74        5,000      $5.74

Issued outside of Option Plan(1)
------------------------------
  $0.53 to $1.13     645,000    6.9 years     $1.01      545,000      $1.06
  $1.70 to $2.34     427,650    5.5 years     $1.97      242,650      $2.17
  $5.63 to $7.43     195,000    2.4 years     $6.71      195,000      $6.71


(1) Does not include options to acquire 300,000 shares at an exercise price of $1.00 per share that were awarded to Park Newton in 1994 but have not been issued because of a requirement that the Board of Directors take certain actions prior to granting such options.


NOTE 8 - COMMERCIAL REAL ESTATE RENTAL REVENUE

  The Company, through its wholly-owned subsidiary Imeson Center, Inc., leases improved real property located in Jacksonville, Florida. The leases include a base rental fee, a contingent rental fee to reimburse the Company for operating costs and common area maintenance costs, and a requirement that the tenants pay for their own utilities. The land and building had a carrying cost of $7,465,755 and accumulated depreciation of $431,765 as of June 30, 1997. Minimum future rentals under non-cancelable leases as of June 30, 1997 are as follows: 1998 - $3,692,644; 1999 - $3,791,682; 2000 - $2,874,253; 2001
- $1,885,573; 2002 - $836,417; and, 2003 - $2,083. During fiscal 1997 and
1996, rental revenue included $639,294 and $655,042 of contingent rentals, respectively.

NOTE 9 - LITIGATION SETTLEMENT

  In litigation over compensation, the Court awarded Harvey Moore compensation of $294,861 and pre-judgment interest of $85,445. These amounts were in excess of the $180,000 the Company had reserved. Harvey Moore and the Company agreed to pay the award in four monthly payments, including interest at 10% per annum, beginning June 6, 1997. At June 30, 1997, $282,149 was outstanding and is included in accounts payable.

  The final judgment entered in favor of the Company on November 20, 1995 related to litigation by Nations Bank was upheld upon appeal.

NOTE 10 - INCOME TAXES

  The sources of significant temporary differences which gave rise to deferred tax assets and liabilities as of June 30, 1997 are as follows:

 Deferred tax assets:
   Accrued salaries and bonuses                      $  309,000
   Tax basis of intangible assets in excess of book      36,000
   Net operating loss carryforward                       80,000
   Capital loss carryforward                              2,000
                                                      ---------
                                                        427,000
   Less valuation allowance for loss carryforward        17,000
                                                      ---------
                                                        410,000
                                                      ---------
 Deferred tax liabilities:
   Book basis of property, plant and equipment
     in excess of tax                                    22,000
   Book basis of investment in subsidiaries
     in excess of tax                                 1,937,000
                                                      ---------
                                                      1,959,000
                                                      ---------
           Net deferred tax liabilities            $  1,549,000
                                                      =========

  The valuation allowance increased by $15,000 in 1997 and decreased by $42,000 in 1996. The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheet as follows:

        Current assets                              $   309,000
        Non-current liabilities                       1,858,000
                                                      ---------
                                                    $ 1,549,000
                                                      =========

  The components of the provision (benefit) for income taxes for the years ended June 30, 1997 and 1996 were as follows:

                                                      1997             1996
                                                    ---------      ---------
       Current tax expense (benefit)              $(   82,000)   $   304,000
       Benefit of operating loss carryforward              --     (   21,000)
       Deferred tax expense (benefit)              (  184,000)        42,000
                                                    ---------      ---------
                                                  $(  266,000)   $   325,000
                                                    =========      =========

  In 1997, current tax benefit of $155,000 ($28,000 in 1996) and deferred tax expense of $256,000 (benefit of $751,000 in 1996) were allocated to discontinued operations. The difference between the provision (benefit) for income taxes and the amounts obtained by applying the statutory US Federal Income Tax rate to the income before taxes is as follows:

                                                       1997           1996
                                                    ---------      ---------
 Tax expense (benefit) at statutory rate           $(  68,000)    $  279,000
 Increase (decreases) in taxes resulting
  from tax effects of:
   State income taxes, net of federal tax benefit   (  56,000)       101,000
   Non-deductible expenses                             11,000             --
   Non-taxable income                                      --      (  68,000)
   Tax planning strategies                          ( 153,000)            --
   Change in income tax estimate                           --         13,000
                                                    ---------      ---------
                                                  $(  266,000)    $  325,000
                                                    =========      =========

  As of June 30, 1997, the Company had approximately $1,463,000 in net operating loss carryforwards for state tax purposes and a $5,000 capital loss carryforward for both state and federal purposes. The net operating loss carryforward expires in the years 2010 and 2012 and the capital loss carryforward expires in the year 2000.


NOTE 11 - 401(K) RETIREMENT PLAN

  The Company established a 401(k) retirement plan effective March 1, 1997. The Plan covers substantially all of its employees. Contributions are at the employees discretion and are matched by the Company up to certain limits. For the year ended June 30, 1997, the Company contributed $3,910 to the Plan.


NOTE 12 - RELATED PARTIES

  The Company has entered into Indemnity Agreements with its officers and directors under which the Company agrees to indemnify and hold harmless such individuals against all expense, judgments, fines, penalties, etc. reasonably incurred by each in connection with their services to the Company. However, such indemnification only applies following a specific determination that such individuals acted in good faith and in a manner which each reasonably believed to be in the best interests of the Company. The Board of Directors previously authorized the advance of costs and expenses incurred by certain of its officers, directors, employees and agents in connection with the Securities and Exchange Commission ("Commission") investigation. Such advances were conditioned on repayment if it was ultimately determined that the person whose behalf the advance was made did not meet the statutory standards of conduct required for indemnification. Under Delaware law, a person may only be indemnified to the extent that they are determined to have acted in good faith and in a manner reasonably believed by them to be in the best interest of the Company. In connection with the Commission's investigation, the Company's Board of Directors engaged counsel to conduct an internal investigation of the matters underlying the Commission's investigation. Based upon such report and on the matters raised by the Commission's investigation, the Board of Directors discovered no evidence that such officers, directors, employees and agents acted other than in good faith and in a manner which they reasonably believed to have been in the best interests of the Company in discharging their duties. Accordingly, the Board of Directors has determined that such individuals are entitled to indemnification for costs and expenses incurred in connection with the Commission investigation referenced above. The Company reimbursed former officers and directors for $100,000 in judgments and fines during 1996 and has an additional $350,000 accrued for judgments and fines as of June 30, 1997.


NOTE 13 - LEGAL PROCEEDINGS

A. Securities and Exchange Commission

  On May 28, 1993, the United States Securities and Exchange Commission ("the Commission") entered an Order Directing Private Investigation and Designating Officers to Take Testimony in the Matter of Assix International, Inc. ("the Order"). The Order was based upon reports from Commission staff personnel prepared as a result of an informal preliminary investigation, apparently initiated in June 1992, regarding certain of the Company's prior activities. The reports alleged that the Company may have violated various provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and rules promulgated thereunder by, among other reasons, failing to report the loss of its principal customers in a timely and accurate fashion and falsely reporting a material amount of nonexistent revenue from one of those lost customers. The reports also alleged that certain individuals, including the Company's officers and directors, may have participated in such violations or aided and abetted the suspected Company violations. Additionally, it was alleged that Mr. R. Park Newton, III traded Company securities before the foregoing information had been disclosed, thereby violating the insider trading provisions of the Securities Act of 1933 (the "Securities Act") and the Exchange Act.

  The Company's Board of Directors engaged independent counsel to conduct an internal investigation into the matters underlying the Commission's reports. Based upon the results of this investigation and its knowledge of the Commission's reports, the Board of Directors discovered no evidence that the officers and directors of the Company acted other than in good faith and in a manner in which they believed to be in the best interests of the Company in discharging their duties. The Company and the Commission tentatively reached a settlement agreement pursuant to which the Company, while neither admitting nor denying violations of the federal securities laws, would have consented to the entry of a permanent injunction enjoining the Company from future violations of the federal securities laws, but no monetary penalty would have been assessed against the Company. However, in September 1994, the Commission withdrew the referenced consent decree and commenced to investigate possible additional violations of the federal securities laws involving the valuation of real property received by the Company in its contractual settlement with Sears, Roebuck & Co. ("Sears").

  On September 26, 1995, the Commission filed suit in the Federal District Court for the Middle District of Florida (Civ. No. 95-1583-CIV-T-23-B) against the Company, R. Park Newton, III (former President and Chief Executive Officer), Frederic S. Schadt, Charles A. Ross (former member of the Board of Directors), Douglas S. Gardner (former Secretary and Treasurer), George Crook (former Chief Operating Officer), Richard I. Brewer (former Controller), and
J. Theodore Biesanz (former Chairman of the Board). The complaint alleges that the Company and in various instances the above named individuals: (i) during the fiscal years 1991 through 1993 concealed the loss of the Company's principal customers as licensed dealers and filed false periodic reports under the Exchange Act with respect thereto; (ii) falsified the Company's books and records in order to conceal the loss of its principal customers, including using allegedly fictitious invoices to deceive the Company's auditors; and,
(iii) understated the value of commercial real estate received by the Company in a contractual settlement with Sears in order to reduce the Company's income tax liability, despite the fact that the value was derived from an independent MAI appraisal.

  The Commission alleges that such appraisal is unreasonably low and was not an objective independent appraisal and that the Company and Mr. Newton failed to inform the auditors of other allegedly material information bearing on the value of the real estate. The Company is aware that other parties have subsequently prepared appraisals and valuations of the real estate in connection with various litigation. Some of these appraisals and valuations have placed the value of this property substantially higher than the Company's original valuation. The Company believes that the original appraisal continues to be the proper valuation as of the date of acquisition.

  The complaint also alleges that Mr. Newton, Mr. Schadt and Mr. Biesanz violated certain provisions of the Securities Act, the Exchange Act and the rules thereunder by engaging in illegal insider trading in the Company's common stock. The Commission contends that (i) Mr. Newton and Mr. Biesanz sold Company stock while the Company was concealing the loss of its principal customers; and (ii) Mr. Newton improperly disclosed to Mr. Schadt material non-public information concerning settlement negotiations between the Company and Sears, and Mr. Schadt acquired Company common stock in reliance on such non-public information. The complaint also alleges that Mr. Newton failed to timely file with the Commission required reports of his trading.

  The Commission seeks (i) a permanent injunction against the Company and the individual defendants enjoining them from violating certain provisions of the federal securities laws; (ii) an order permanently prohibiting Mr. Newton from serving as an officer or director of a company whose securities are publicly held and regulated by the Commission; (iii) disgorgement by Messrs. Newton, Schadt and Biesanz of profits resulting from the allegedly improper stock transactions; (iv) an order requiring the Company to obtain a new appraisal for Imeson Center and to restate its 1994 fiscal year financial statements to reflect the new appraisal; and (v) an order requiring the Company and Messrs. Newton, Ross, Crook, Gardner, Brewer, and Schadt to pay civil penalties under the Securities Enforcement Remedies and Penny Stock Performance Act of 1990.

  In November 1995, Charles A. Ross, Douglas S. Gardner, George Crook, and J. Theodore Biesanz entered into settlement agreements with the Securities and Exchange Commission (SEC). The Company, in accordance with its indemnity agreements, reimbursed the former officers and/or directors, excluding J. Theodore Biesanz, $100,000 in penalties.

  The Company filed a motion to dismiss the suit, or in the alternative, to dismiss legal counsel for the SEC on the grounds of ethical misconduct. The Company also filed a motion to stay discovery until its motion to dismiss could be heard. The motion to stay discovery was granted. On September 3, 1997, the judge issued an order denying the ComPanies motion for dismissal, thereby resuming discovery.


B. ASX Investment Corporation

  On February 27, 1996, ASX Investment Corporation and Mr. Steve Rosner (ASX) filed a Complaint in the United States District Court for the Middle District of Florida, Civil Action No. 96-348-CIV-T-21E alleging that the Company's 1994 and 1995 Proxy Statements contained numerous misrepresentations, breach of fiduciary duty, fraud, mismanagement and waste of corporate assets. On March 18, 1996, the Company filed a motion to dismiss the Complaint with prejudice on the grounds that ASX had voluntarily dismissed two previous Complaints containing the same allegations. This motion is still pending. No trial date has been set.

  On December 10, 1996, Steve Rosner filed a Complaint in the United States District Court for the Middle District of Florida, Civil Action No. 96-2428-CIV-T-25A alleging violations of Sections 10(b) and 20(a) of the Exchange Act by misrepresenting the value of the property acquired from Sears. The Company believes that this Complaint has no merit, was filed for the purpose of coercing the Company to settle the litigation described in the preceding paragraph, and is barred by statute of limitations. The Company has moved for dismissal and filed a Rule 11 proceeding against Steve Rosner and his attorneys demanding that the Company be reimbursed its costs of defending this suit.

C. Kerry F. Marler

  On June 10, 1994, the Company filed a complaint against Kerry F. Marler, in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Case No. 94-03995. The Company is seeking damages for breach of fiduciary duty and breach of employment agreement and is seeking a declaratory judgment that Marler's March 1, 1994 employment agreement and incentive compensation agreement with the Company superseded any prior agreements between the parties. Marler, a former employee, director, officer, and consultant of the Company, is believed to have divulged confidential corporate information to ASX Investment Corp., in violation of his fiduciary and contractual obligations. The Company amended the Complaint on August 30, 1994 to join KFM Venture, Inc. and Amazing Systems, Inc., two corporations wholly-owned by Marler. Marler filed a counterclaim against the Company on September 11, 1995 alleging causes of action against the Company for breach of contract, violation of the Whistleblower's Act, conversion, and violation of Chapter 772, Florida Statutes. The Company believes that the amounts owed to Marler are subject to offset for the damages caused by Marler to the Company and that it has committed no action that would support an award of damages to Marler. The Company has amended its complaint to seek recovery of fraudulent transfers from Mr. Marler, his wife Peggy Marler, Amazing Systems, Inc. and KFM Ventures, Inc. Trial is currently scheduled for the week of November 17, 1997.


D.  John Sanford, et al.

  On October 1, 1996, the Company filed a complaint in the United States District Court for the Middle District of Florida, Case No. 96-1969-CIV-T-23A, against John Sanford, Walter Carucci, Paul Koether and Nelson Obus (collectively referred to as the "Sanford Group") for violation of Section 13D of the Securities Exchange Act of 1934. On December 10, 1996, the Company amended its complaint to add Channel partnership II, GP, as a defendant, also part of the Sanford Group. Defendants Carucci and Sanford have answered the complaint, denying all material allegations, and have asserted a counterclaim, alleging that (i) the Company violated Delaware law by voting shares in connection with the Company's consent solicitation subsequently obtained by the Company upon its purchase of the Smith Group's common stock; (ii) the Company violated Delaware law by denying Sanford and Carucci their right to one vote for each share of Excal common stock they owned; and, (iii) the Company violated Section 14A of the Securities Exchange Act of 1934 by distributing a false and misleading proxy statement in connection with the consent solicitation. As relief, Sanford and Carucci demand certain declaratory relief by the Court, a directive by the Court for the Company to rescind any amendments to its Certificate of Incorporation adopted as a result of the consent solicitation, and costs and expenses related to the bringing of its counterclaim. The Company believes that the counterclaim submitted by Carucci and Sanford has no merit and filed a motion for dismissal. In addition, the Company is seeking to amend its complaint to include violations of Section 16(b) of the Securities Exchange Act of 1934 and a claim of tortuous interference with a business relationship.


E. Channel Partnership II, GP

  On November 8, 1996, Channel Partnership II, GP, filed a complaint in the Delaware Court of Chancery in and for New Castle county, C.A. No. 15311-NC, against the directors of the Company and the Company as a nominal defendant. The complaint alleges that the directors of the Company breached their fiduciary duty by authorizing the purchase of 641,272 shares of its common stock from the Smith Group (the "Smith Group Transaction") and that the proxy statement issued in connection with the consent solicitation is false and misleading because it omits material information. The relief sought includes:
(i) a declaration that the proxy the Company received in connection with the Smith Group Transaction is void and invalid; (ii) a declaration that the Smith Group Transaction is void and invalid; (iii) an award to the Company of damages resulting from the Smith Group Transaction and the consent solicitation; (iv) a declaration voiding and rescinding any amendments to the Company's Certificate of Incorporation as a result of the consent solicitation; and, (v) an award to the plaintiff of costs and expenses. The Company has filed a motion to dismiss the complaint. Channel filed its response to the Company's motion to dismiss. To date, the Court has not ruled on the motion to dismiss.

General

  During fiscal 1994, the Company recorded various reserves for the above referenced litigation matters. As of June 30, 1997, $586,480 of those reserves were still outstanding, including the $350,000 reserve referenced in Note 12. It is reasonably possible that a change in these estimates, which is not determinable at this time, will occur in the near term.