Form 10QSB
period 1997-09-30
EXCAL ENTERPRISES INC
filed 1997-11-13
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September  30, 1997


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

                         Yes    X      No

As of October 31, 1996, there were 4,001,594 shares of the issuer's common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1997

                                    ASSETS
Current Assets
Cash and cash equivalents                                       $ 12,551,367
Accounts receivable                                                  140,633
Income tax receivable                                                 94,691
Prepaid expenses and deposits                                        529,080
Net assets of discontinued operations                                106,653
Deferred tax asset                                                   325,000
                                                                  ----------
     Total current assets                                         13,747,424
                                                                  ----------
Property, plant and equipment
Land                                                               1,740,000
Buildings and improvements                                         6,274,341
Furniture, fixtures, vehicles and equipment                          411,111
                                                                  ----------
                                                                   8,425,452
    Less accumulated depreciation and amortization                   717,498
                                                                  ----------
       Net property, plant and equipment                           7,707,954
                                                                  ----------
Loan reserves                                                        951,372
Capitalized clearing costs, less
 accumulated amortization of $69,446                                 641,039
Commission costs, less accumulated amortization of $63,720           285,543
Loan costs                                                           692,704
                                                                  ----------

       Total Assets                                             $ 24,026,036
                                                                  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                $    462,225
Accrued liabilities                                                  462,862
Reserve for litigation                                               586,480
Revolving line of credit                                              11,000
Current portion of long-term debt                                    137,537
                                                                  ----------
      Total current liabilities                                    1,660,104

Long-term debt                                                    13,362,463
Deferred tax liability                                             1,867,000
                                                                  ----------
      Total Liabilities                                           16,953,669
                                                                  ----------
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares authorized,
  5,000,000 shares issued, no shares outstanding                          --
Common stock, $.001 par value, 7,500,000 shares authorized,
  4,738,866 shares issued, 4,001,594 shares outstanding                4,738
Additional paid-in capital                                         5,763,398
Retained earnings                                                  3,893,712
Less 737,272 shares of common stock held
 in treasury, shares at cost                                     ( 2,525,379)
                                                                  ----------
      Total stockholders' equity                                   7,136,469
                                                                  ----------

      Total Liabilities and StockholdersO Equity                $ 24,026,036
                                                                  ==========

   The accompanying notes are an integral part of the consolidated financial statements


                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Quarter Ended September 30
                                                   --------------------------
                                                        1997           1996
                                                   ----------       ---------

Net revenue                                      $  1,167,949     $   806,986
                                                   ----------       ---------

Operating costs                                       598,688         558,642
Depreciation and amortization                         115,767          88,075
                                                   ----------       ---------
     Total operating costs                            714,455         646,717
                                                   ----------       ---------
     Net operating profit                             453,494         160,269
                                                   ----------       ---------
Other income (expense)
  Professional fees related to litigation         (   129,000)     (  233,166)
  Dividend and interest income                         12,088          30,937
  Interest expense                                (     3,635)     (    2,949)
  Miscellaneous income                                 22,677          11,809
                                                   ----------       ---------
     Net other income (expense)                   (    97,870)     (  193,369)
                                                   ----------       ---------

Income (loss) before income taxes                     355,624      (   33,100)

Income tax provision (benefit)                        145,000      (    4,000)
                                                   ----------       ---------

Net income (loss)                                $    210,624     $(   29,100)
                                                   ==========       =========


Earnings (loss) per common and equivalent share  $        .04     $(      .01)
                                                   ==========       =========

Weighted average common and
 equivalent shares outstanding                      4,766,709       4,478,223
                                                   ==========       =========

   The accompanying notes are an integral part of the consolidated financial statements


                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Quarter Ended September 30
                                                  --------------------------
                                                      1997            1996
                                                  ----------      ----------
Cash provided by operating activities
Net income (loss)                               $    210,624    $(    29,100)
Adjustments to reconcile net income (loss)
 to net cash provided (used)
 by operating activities:
Depreciation and amortization                        118,882         133,247
Other adjustments                                (    48,299)    (   110,599)
Increase in net operating assets                 ( 1,440,768)    (    97,555)
                                                  ----------      ----------
Net cash used by operating activities            ( 1,159,561)    (   104,007)
                                                  ----------      ----------
Cash flows from investing activities
Proceeds from sale of assets                          37,161          30,254
Property and equipment additions                 (    28,393)    (    18,000)
                                                  ----------      ----------
Net cash provided by investing activities              8,768          12,254
                                                  ----------      ----------
Cash flows from financing activities
Net proceeds from line of credit                          48              --
Proceeds from long-term debt                      13,500,000              --
Principal repayments of long-term
 debt and capital leases                                  --     (     7,868)
Loan costs                                       (   659,544)             --
Issuance of common stock                              73,000              --
Purchase right to outstanding options            (   110,000)             --
Purchase of treasury stock                       (   148,510)    ( 2,116,198)
                                                  ----------      ----------
Net cash provided (used)
 by financing activities                          12,654,994     ( 2,124,066)
                                                  ----------      ----------

Increase (decrease) in cash and cash equivalents  11,504,201     ( 2,215,819)

Cash and cash equivalents at beginning of period   1,047,166       2,750,578
                                                  ----------      ----------

Cash and cash equivalents at end of period      $ 12,551,367    $    534,759
                                                  ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended September 30, 1997 and 1996, (b) the financial position at September 30, 1997, and (c) cash flows for the three-month periods ended September 30, 1997 and 1996, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1997. The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - DISCONTINUED OPERATIONS

    During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its licensed agents effective June 30, 1997. The Company has sold the existing machines to former licensed agents. There was no revenue from discontinued operations in the first quarter of fiscal 1998, compared to revenue of $83,640 in the first quarter of fiscal 1997. At June 30, 1996, management estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, resulting in a total loss from disposal of $1,582,643. During fiscal 1997, the Company revised its estimate to $614,043 in proceeds from disposal of assets and a loss from operations during the disposal period of $162,123, excluding depreciation, decreasing the estimated total loss on disposal to $1,326,643. To date, the Company has recorded $577,113 in proceeds from disposal of assets, resulting in a loss of $978,470 and a loss from operations of $278,103, including depreciation of $114,946. The amounts the Company will ultimately realize could differ materially in the near term from the amounts originally estimated as the loss on disposal of the discontinued operations. The net assets of the discontinued operations, excluding inter-company assets, at September 30, 1997 are as follows:

Current assets               $ 82,577
Property and equipment, net    50,000
                              -------
 Total assets                 132,597
                              -------
Current liabilities            25,924
                              -------
 Net assets                  $106,653
                              =======


NOTE 3 - LONG-TERM DEBT

    On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property located in Jacksonville, Florida. The mortgage bears a 9% interest rate with a monthly payment of $113,292 based on a twenty-five year amortization. The mortgage matures on October 1, 2002. As a requirement of the mortgage, $950,000 was placed in an interest bearing reserve for future tenant improvements and leasing commissions. In addition, $1,372 per month is required to be placed in an interest bearing reserve for certain future maintenance items. The mortgage does not allow early repayment during the first two years of the loan term and provides for an early repayment penalty of 3%, 2% and 1% of the outstanding loan amount during the third year, fourth year and first six months of the fifth year of the loan term, respectively. As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new, single-purpose, wholly-owned subsidiary, Jacksonville Holdings, Inc.


NOTE 4 - STOCKHOLDERSO EQUITY

    As part of the restructuring in connection with the mortgage loan from Love Funding Corporation, Jacksonville Holdings, Inc. acquired 5,000,000 shares of Excal Enterprises Series B Participating Preferred Stock. These shares are shown as issued but not outstanding and all transactions related to their issuance have been eliminated in consolidated.

    During the three months ended September 30, 1997, the Company repurchased 26,000 shares of its common stock through open-market purchases at a cost of $102,030 and received 8,000 shares with a value of $46,480 as payment for withholding taxes due on exercise of options. The Company also paid $110,000 for the right to repurchase three options to purchase a total of 285,000 shares of common stock. Future payments of $110,000, $120,500 and $95,000 are due upon termination of each of the options but not later than January 15, 1998, January 15, 1999 and January 15, 2000, respectively. On September 30, 1997, options for the purchase of 25,000 shares of common stock were exercised, generating $73,000 in proceeds and tax savings for the Company.

    During the three months ended September 30, 1996, the Company purchased 641,272 shares of its common stock for an aggregate cash purchase price of $2,116,198.

NOTE 5 - EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share is based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents consisting of stock options and purchase warrants. Fully diluted earnings per share are not presented because they approximate earnings per common share.




Item 2.  ManagementOs Discussion and Analysis.

    The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with ManagementOs Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

Results of Continuing Operations

    Net revenue of the Company consists of commercial real estate rental revenue from the lease and management of property located in Jacksonville, Florida (Imeson Center). The property consists of approximately 1,392,000 square feet of warehouse space and 274,000 square feet of office space. The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities.

    Net revenue increased by 45% to $1,167,949 in the first quarter of fiscal 1998 from $806,986 in the first quarter of fiscal 1997. This increase was primarily related to the lease of 139,000 square feet of office space to Prudential Insurance Company effective June 16, 1997.

    Operating costs increased by 7% to $598,688 in the first quarter of fiscal 1998 from $558,642 in the first quarter of fiscal 1997. The increase was the result of higher costs for property maintenance from the expansion of the office space at the facility and other general maintenance expenditures. The increased costs were partially offset by a decrease in professional fees. Depreciation and amortization increased primarily as a result of the amortization of lease commission costs related to the lease of office space to Prudential Insurance Company.

    Professional fees related to litigation were $129,000 in the first quarter of fiscal 1998 compared to $233,166 in the first quarter of fiscal 1997. A significant portion of the prior year costs were related to the preparation and trial of the KFM Venture, Inc. lawsuit. The jury found that the contract was unenforceable and awarded the plaintiff no compensation. In addition, the judge awarded the Company reimbursement of a limited amount of its costs.

Results of Discontinued Operations

    Until fiscal 1995, the Company derived substantially all of its revenue from its automotive services operations. The Company's automotive services revenue significantly declined in fiscal 1995 and fiscal 1996. During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its licensed agents effective June 30, 1997 and report the automotive services division as discontinued operations. There was no revenue from the automotive services division in the first quarter of fiscal 1998, compared to revenue of $83,640 in the first quarter of fiscal 1997. The decline in revenue was related to the cessation of operations effective June 30, 1997. Automotive services operating costs, excluding depreciation, decreased 72% to $47,370 in the first quarter of fiscal 1998 from $168,803 in the first quarter of fiscal 1997 as a result of the cessation of operations. Depreciation and amortization costs decreased from $47,172 in the first quarter of fiscal 1997 to $3,114 in the first quarter of fiscal 1998, as a result of the sale of assets of the automotive services division during fiscal 1997.

    At June 30, 1997, management estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, resulting in a total loss from disposal of $1,582,643. During fiscal 1997, the Company revised its estimate to $614,043 in proceeds from disposal of assets and a loss from operations during the disposal period of $162,123, excluding depreciation, decreasing the estimated total loss on disposal to $1,326,643. To date, the Company has recorded $577,113 in proceeds from disposal of assets, resulting in a loss of $978,470 and a loss from operations of $278,103, including depreciation. The amounts the Company will ultimately realize could differ materially in the near term from the amounts originally estimated as the loss on disposal of the discontinued operations.


Liquidity and Capital Resources

    The cash used by operating activities was $1,159,561 in the first quarter of fiscal 1998 compared to cash used of $104,007 in the first quarter of fiscal 1997. The other adjustments are primarily the cash operating costs of the discontinued operations. The increase in net operating assets in the first quarter of fiscal 1998 includes $951,372 of loan proceeds placed in reserves for future tenant improvements, leasing commissions and certain items of maintenance. The Company also placed $301,219 in escrow for payment of property taxes and insurance. In addition, accounts payable and accrued liabilities were reduced by $388,559. These liabilities were higher than normal at June 30, 1997, primarily as a result of costs associated with the lease of office space to Prudential Insurance Company. In the first quarter of fiscal 1998 the Company's operations provided $281,207 in working capital compared to the use of $6,542 in working capital in the first quarter of fiscal 1997.

    The proceeds from sales of assets in the first quarter of both fiscal 1998 and fiscal 1997 represent proceeds from the sale of the discontinued operations. Property and equipment additions in the first quarter of both fiscal 1998 and fiscal 1997 were for equipment, and renovations used at Imeson Center.

    Cash of $2,124,066 was used by financing activities in the first quarter of fiscal 1997, as compared to cash provided by financing activities of $12,654,994 in the first quarter of fiscal 1998. The Company closed on a mortgage loan in the amount of $13,500,000 on September 30, 1997. Loan costs associated with the loan were $692,704, of which $33,160 were incurred in the prior fiscal year. The net proceeds of the mortgage are expected to be used for continued development of the Imeson center property, funding of the CompanyOs stock repurchase program, and the acquisition of new businesses. During the three months ended September 30, 1997, the Company repurchased 26,000 shares of its common stock through open-market purchases at a cost of $102,030. The Company also paid $110,000 for the right to repurchase three options to purchase a total of 285,000 shares of common stock. Future payments of $110,000, $120,500 and $95,000 are due upon termination of each of the options but not later than January 15, 1998, 1999 and 2000, respectively. On September 30, 1997, options for the purchase of 25,000 shares of common stock were exercised, generating $73,000 in proceeds and tax savings for the Company. Of the 25,000 shares, 8,000 shares were turned in to the Company as payment for withholding taxes due on exercise. During the first quarter of fiscal 1997, the Company purchased 641,272 shares of its common stock from a group of shareholders (the "Smith Group") for $2,116,198 as part of settlement of litigation. The board of directors believed this action was in the best interests of the Company and its shareholders for several reasons, including:
(i) media coverage of the dispute with the Smith Group had caused concern among current and prospective tenants for the Imeson Center; (ii) estimated litigation costs could have exceeded $500,000 and business operations would have been further disrupted; and (iii) by purchasing the Smith Group shares, the percentage ownership and share of future returns increased proportionally for each remaining shareholder.

    The Company did not have any material commitments for capital expenditures as of September 30, 1997 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop the outparcels of the Imeson Center. Although the Company has not identified any specific acquisition opportunities, management is spending resources to identify potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. The Company believes the proceeds from the recent mortgage obtained on its Imeson Center property will be sufficient to meet its needs for at least the next year. However, any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

ASX Investment Corporation

    On October 30, 1997, the United States District Court granted the Company's motion to dismiss with prejudice as to plaintiff ASX Investment Corporation. The Court denied the motion as to plaintiff Steve Rosner, stating that based upon the record before it at that time it could not determine if Rosner was sufficiently connected to ASX to grant the Company's motion. The Court suggested in its order that if the Company could show such a connection, it would entertain a further motion directed to dismissing Rosner's claim. The Company intends to take the necessary discovery to have the claim by Rosner dismissed. In addition, the Court granted the Company's motion for summary judgment in a separate class-action suit filed by Rosner.

Item 2.  Changes in Securities

    The Company designated 5,000,000 of its 7,500,000 shares of preferred stock as Series B Participating Preferred Stock and issued all 5,000,000 shares to Jacksonville Holdings, Inc., a wholly-owned subsidiary. The Series B Participating Preferred Stock pays a quarterly dividend equal to 6% of the $2.00 per share liquidation value. No dividends can be paid on the Company's common shares and the Company can not redeem, purchase, or otherwise acquire for consideration any shares of its common stock unless and until the quarterly dividend has been paid on the Series B Participating Preferred Stock.



Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held its annual shareholder meeting on November 5, 1997 to elect one Class II director and ratify the election of Pender Newkirk & Company as independent auditors for the fiscal year ended June 30, 1998. The terms of office as director for R. Park Newton, III and John L. Caskey continued after the meeting. The voting results were as follows:

Issue                                               For     Against   Abstain
----------------------------------------------  ---------  --------  --------
Elect W. Aris Newton as Class II director       2,921,380    33,847   651,190

Ratify selection of Pender Newkirk &
 Company as auditors for fiscal 1998            3,003,651   597,746     5,020


Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits

        None.

(b)  Reports on Form 8-K

        None.



                                  SIGNATURES



    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: November 11, 1997              /s/ W. CAREY WEBB
                                        W. Carey Webb
                                        President and Chief Executive Officer



  Dated: November 11, 1997              /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                        Vice President and Chief Financial
Officer