Form 10QSB
period 1997-12-31
EXCAL ENTERPRISES INC
filed 1998-02-13
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December  31, 1997


    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to _______________


                          Commission File No. 0-17069


                            Excal Enterprises, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                59-2855398
-------------------------------          ---------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

           100 North Tampa Street, Suite 3575, Tampa, Florida  33602
           ---------------------------------------------------------
                   (Address of principal executive offices)

                              (813) 224-0228
                           -------------------------
                           Issuer's telephone number

   -------------------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X      No

As of January 31, 1998, there were 3,996,594 shares of the issuer's common stock, par value $0.001, outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997
                                  (unaudited)

                                    ASSETS
Current Assets
Cash and cash equivalents                                        $ 13,021,495
Accounts receivable                                                   191,739
Income tax receivable                                                 182,691
Prepaid expenses and deposits                                         218,818
Net assets of discontinued operations                                  65,479
Deferred tax asset                                                    169,000
                                                                   ----------
     Total current assets                                          13,849,222
                                                                   ----------
Property, plant and equipment
Land                                                                1,600,000
Buildings and improvements                                          5,973,824
Furniture, fixtures, vehicles and equipment                           413,220
                                                                   ----------
                                                                    7,987,044
    Less accumulated depreciation and amortization                    749,617
                                                                   ----------
       Net property, plant and equipment                            7,237,427
                                                                   ----------
Restricted cash reserves                                              955,490
Capitalized clearing costs, less accumulated
  amortization of $158,008                                            621,545
Commission costs, less accumulated amortization of $196,890           366,155
Loan costs, less accumulated amortization of $41,652                  791,332
                                                                   ----------
       Total Assets                                              $ 23,821,171
                                                                   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                 $    409,258
Accrued liabilities                                                   449,386
Deferred Revenue                                                      105,566
Reserve for litigation                                                350,000
Current portion of long-term debt                                     140,655
                                                                   ----------
      Total current liabilities                                     1,454,865

Long-term debt                                                     13,322,949
Deferred tax liability                                              1,832,000
                                                                   ----------
      Total Liabilities                                            16,609,814
                                                                   ----------
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000
  shares authorized, 5,000,000 shares issued,
  no shares outstanding                                                    --
Common stock, $.001 par value, 7,500,000
  shares authorized, 4,738,866 shares issued,
  3,996,594 shares outstanding                                          4,738
Additional paid-in capital                                          5,763,398
Retained earnings                                                   3,986,725
Less 742,272 shares of common stock held
  in treasury, shares at cost                                     ( 2,543,504)
                                                                   ----------
      Total stockholders' equity                                    7,211,357
                                                                   ----------
      Total Liabilities and Stockholders' Equity                  $23,821,171
                                                                   ==========

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                              Three Months Ended           Six Months Ended
                                 December 31                 December 31
                           -----------------------      ---------------------
                                1997        1996           1997        1996
                             ---------   ---------      ---------   ---------
Net revenue                $ 1,128,991  $  786,393    $ 2,296,940 $ 1,593,379
                             ---------   ---------      ---------   ---------
Operating costs                575,900     458,009      1,174,588   1,016,651
Depreciation and
  amortization                 160,575      88,351        276,342     176,426
                             ---------   ---------      ---------   ---------
    Total operating costs      736,475     546,360      1,450,930   1,193,077
                             ---------   ---------      ---------   ---------
    Net operating profit       392,516     240,033        846,010     400,302
                             ---------   ---------      ---------   ---------
Other expense (income)
  Interest expense             307,136       9,796        310,771      12,745
  Professional fees
    related to litigation      155,810     167,338        284,810     400,504
  Litigation Settlement         45,395          --         45,395          --
  Gain on disposals
    of assets               (   58,141)         --     (   58,141)         --
  Dividend and
    interest income         (  182,822) (    7,404)    (  194,910) (   38,341)
  Miscellaneous income      (   34,875) (   16,628)    (   57,552) (   28,437)
                             ---------   ---------      ---------   ---------
     Net other expense         232,503     153,102        330,373     346,471
                             ---------   ---------      ---------   ---------
Income  before
  income taxes                 160,013      86,931        515,637      53,831

Income tax provision            67,000      70,000        212,000      66,000
                             ---------   ---------      ---------   ---------
Net income (loss)           $   93,013  $   16,931     $  303,637 $(   12,169)
                             =========   =========      =========   =========
Earnings (loss) per share
  Basic                     $      .02  $      nil     $      .08  $      nil
  Diluted                   $      .02  $      nil     $      .06  $      nil

Weighted average
 shares outstanding
   Common                    3,999,148   4,025,594      3,997,034   4,251,959
   Common and equivilant     4,761,836   4,413,547      4,764,273   4,251,959


   The accompanying notes are an integral part of the consolidated financial statements




                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                 Six Months Ended December 31
                                                 ----------------------------
                                                       1997          1996
                                                   ----------      ---------
Cash provided by operating activities
Net income (loss)                                 $   303,637    $(   12,169)
Adjustments to reconcile net income (loss) to
net cash provided  by operating activities:
Depreciation and amortization                         279,799        255,266
Other adjustments                                      98,830     (   69,377)
Increase in net operating assets                  (   680,161)    (    8,010)
                                                   ----------      ---------
Net cash provided by operating activities               2,105        165,710
                                                   ----------      ---------
Cash flows from investing activities
Proceeds from sale of assets                          535,006         64,699
Property and equipment additions                  (    56,485)    (   21,765)
                                                   ----------      ---------
Net cash provided by investing activities             478,521         42,934
                                                   ----------      ---------
Cash flows from financing activities
Net proceeds (payments) on line of credit         (    10,952)            --
Net proceeds from long-term debt                   13,500,000         73,184
Principal repayments of long-term
  debt and capital leases                         (    36,396)    (   37,653)
Loan Costs                                        (   799,824)            --
Restricted cash reserves                          (   955,490)            --
Issuance of common stock                               73,000             --
Purchase right to outstanding options             (   110,000)            --
Purchase of treasury stock                        (   166,635)    (2,116,198)
Net cash provided (used) by                        ----------      ---------
  financing activities                             11,493,703     (2,080,667)
                                                   ----------      ---------
Increase (decrease) in cash and cash equivalent    11,974,329     (1,872,023)

Cash and cash equivalents at beginning of period    1,047,166      2,750,578
                                                   ----------      ---------
Cash and cash equivalents at end of period       $ 13,021,495     $  878,555
                                                   ==========      =========


   The accompanying notes are an integral part of the consolidated financial statements





                            EXCAL ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended December 31, 1997 and 1996, (b) the financial position at December 31, 1997, and (c) cash flows for the six-month periods ended December 31, 1997 and 1996, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1997. The results of operations for the three-month and six-month periods ended December 31, 1997 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - DISCONTINUED OPERATIONS

    During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its licensed agents effective June 30, 1997. The Company sold the existing machines to former licensed agents. At June 30, 1996, management estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, resulting in a total loss from disposal of $1,582,643. During fiscal 1997, the Company revised its estimate to $614,043 in proceeds from disposal of assets and a loss from operations during the disposal period of $162,123, excluding depreciation,
decreasing the estimated total loss on disposal to $1,326,643.   The Company
has recorded $609,670 in proceeds from the disposal of assets, resulting in a loss of $1,048,889 and a loss from operations of $277,754, including depreciation of $115,288. The net assets of the discontinued operations at December 31, 1997 consisted of current assets and liabilities which were subsequently distributed to Excal Enterprises, Inc., in final liquidation of the subsidiariesO automotive operations. There was no revenue from discontinued operations in fiscal 1998, compared to revenue of $211,323 in the first six-months of fiscal 1997.


NOTE 3 - LONG-TERM DEBT

    On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property located in Jacksonville, Florida. The mortgage bears a 9% interest rate with a monthly payment of $113,292 based on a twenty-five year amortization. The mortgage matures on October 1, 2002. As a requirement of the mortgage, $950,000 was placed in an interest bearing reserve for future tenant improvements and leasing commissions. In addition, $1,372 per month is required to be placed in an interest bearing reserve for certain future maintenance items. Both of these reserves are required to be maintained over the term of the loan and any disbursements will require monthly repayments. The mortgage does not allow early repayment during the first two years of the loan term and provides for an early repayment penalty of 3%, 2% and 1% of the outstanding loan amount during the third year, fourth year and first six months of the fifth year of the loan term, respectively.
As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new, single-purpose, wholly-owned subsidiary, Jacksonville Holdings, Inc.


NOTE 4 - STOCKHOLDERSO EQUITY

    As part of the restructuring in connection with the mortgage loan from Love Funding Corporation, Jacksonville Holdings, Inc. acquired 5,000,000 shares of Excal Enterprises Series B Participating Preferred Stock. These shares are shown as issued but not outstanding and all transactions related to their issuance have been eliminated in consolidation.

    During the six months ended December 31, 1997, the Company repurchased 26,000 shares of its common stock through open-market purchases at a cost of $102,030 and received 8,000 shares with a value of $46,480 as payment for withholding taxes due on exercise of options. The Company will receive 5,000 shares of its common stock with a value of $18,125 as part of the settlement
of the lawsuit with Mr. Kerry Marler.   The Company paid $110,000 for the
right to repurchase three options to purchase a total of 285,000 shares of common stock. Future payments of $110,000, $120,500 and $95,000 are due upon termination of each of the options but not later than January 15, 1998, January 15, 1999 and January 15, 2000, respectively. On September 30, 1997, options for the purchase of 25,000 shares of common stock were exercised, generating $73,000 in proceeds and tax savings for the Company.

    During the six months ended December 31, 1996, the Company purchased 641,272 shares of its common stock for an aggregate cash purchase price of $2,116,198.

NOTE 5 - EARNINGS (LOSS) PER COMMON SHARE

    In March of 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings Per Share. SFAS No. 128 establishes the standards for computing and presenting earnings per share, effective for financial statements ending after December 15, 1997. Therefore, the CompanyOs calculation and presentation of earnings per share has been modified for the current period and restated for prior periods to conform to SFAS No. 128. Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents consisting of stock options and purchase warrants.




Item 2.  ManagementOs Discussion and Analysis.

    This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The CompanyOs actual results could differ materially from those set forth in the forward-looking statements.

    The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with ManagementOs Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

    The following discussion compares the results of operations for the three-month period ended December 31, 1997 (Second Quarter 1998) with the three-month period ended December 31,1996 (Second Quarter 1997) and the six-month period ended December 31, 1997 (1998 YTD) with the six-month period ended December 31, 1996 (1997 YTD).

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

    Net revenue increased by 44% to $1,128,991 in Second Quarter 1998 from $786,393 in Second Quarter 1997. Net revenue for 1998 YTD increased by 44% from $1,593,379 in 1997 YTD to $2,296,940. These increases were primarily related to the lease of 139,000 square feet of office space to Prudential Insurance Company effective June 16, 1997. The initial term of this lease is two years and, therefore, management expects the increase in revenue to continue through at least fiscal 1999.

    Operating costs increased by 35% to $736,475 in Second Quarter 1998 from $546,360 in Second Quarter 1997. Operating costs for 1998 YTD increased by 22% to $1,450,930 from $1,193,077 in 1997 YTD. The increase was the result of higher costs for property maintenance, salaries and depreciation and
amortization.   The increases in maintenance and salary costs are a result of the expansion of the office space at the facility and increases in general maintenance expenditures. Depreciation and amortization increased primarily as a result of the amortization of lease commission costs related to the lease of office space to Prudential Insurance Company and loan costs.

    Interest expense for both the Second Quarter 1998 and 1998 YTD increased as compared to the same periods of fiscal 1997 as a result of the mortgage loan obtained on September 30, 1997. Professional fees related to litigation were $155,810 in Second Quarter 1998 compared to $167,338 in Second Quarter 1997 and $284,810 for 1998 YTD as compared to $400,504 for 1997 YTD. A significant portion of the fiscal year 1997 costs were related to the preparation and trial of the KFM Venture, Inc. lawsuit in the first quarter. The jury found that the contract was unenforceable and awarded KFM Venture, Inc. no compensation. In addition, the Company incurred significant costs in Second Quarter 1997 preparing for the Harvey Moore trial, which ended in a mistrial. The trial was rescheduled for February 1997 and resulted in a judgement in favor of Harvey moore of $294,861 plus 85,445 of pre-judgement interest. In Second Quarter 1998, the Company agreed to settlement terms in the Kerry Marler, John Sanford and Channel Partnership cases. Therefore, the Company expects a continuing decline in future litigation costs because the only remaining on-going litigation is with the Securities and Exchange Commission. The increase in interest and dividend income is a result of investing the proceeds from the mortgage loan.

    The income tax provision for both Second Quarter 1997 and 1997 YTD included additional state income tax expense of $51,192 as a result of audits of fiscal 1994 income tax returns. These amounts were assessed and paid in Second Quarter 1997.


Results of Discontinued Operations

    Until fiscal 1995, the Company derived substantially all of its revenue from its automotive services operations. The Company's automotive services revenue significantly declined in fiscal 1995 and fiscal 1996. During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its licensed agents effective June 30, 1997 and report the automotive services division as discontinued operations. There was no revenue from the automotive services division in 1998 YTD, compared to revenue of $211,323 in 1997 YTD. Automotive services operating costs, excluding depreciation, decreased 85% to $46,847 in 1998 YTD from $317,230 in 1997 YTD. The declines in revenue and operating costs were related to the cessation of
operations effective June 30, 1997.    Depreciation and amortization costs
decreased from $78,839 in 1997 YTD to $3,456 in 1998 YTD as a result of the sale of assets of the automotive services division during fiscal 1997. In final liquidation of the automotive operations, the Company has recorded aggregate proceeds of $607,670 from the disposal of assets, resulting in a loss of $1,048,889 and an aggregate loss from operations of $277,754, including depreciation of $115,288.

Liquidity and Capital Resources

    The cash provided by operating activities was $2,105 in 1998 YTD compared to $165,710 in 1997 YTD. The other adjustments are primarily non-cash operating costs. The increase in net operating assets in 1998 was primarily the result of a reduction in accounts payable and accrued liabilities of $550,952. These liabilities were higher than normal at June 30, 1997, primarily as a result of costs associated with the lease of office space to Prudential Insurance Company. In 1998 YTD the Company's operations provided $682,266 in working capital compared to $173,720 in working capital in 1997 YTD.

    The proceeds from sale of assets in 1998 YTD included $497,845 in net proceeds from the sale of the property in Tampa, Florida formerly used for automotive operations. The proceeds remaining from sales of assets in both fiscal 1998 and fiscal 1997 represent proceeds from the sale of the discontinued operations. Property and equipment additions in both fiscal 1998 and fiscal 1997 YTD were for equipment, and renovations used at Imeson Center.

    Cash of $2,080,667 was used by financing activities in 1997 YTD, as compared to cash provided by financing activities of $11,493,703 in 1998 YTD. The Company closed on a mortgage loan in the amount of $13,500,000 on September 30, 1997. Loan costs associated with the loan were $832,984, of which $33,160 were incurred in the prior fiscal year. As a requirement of the loan, $955,490 was placed in reserves for future tenant improvements, leasing commissions and certain items of maintenance. The net proceeds of the mortgage are expected to be used primarily for the acquisition of new businesses, but will also be used for the continued development of the Imeson center property and funding of the CompanyOs stock repurchase program. During 1998 YTD, the Company repurchased 26,000 shares of its common stock through open-market purchases at a cost of $102,030, received 8,000 shares with a value of $46,480 as payment for withholding taxes due on the exercise of options and 5,000 shares with a value of 18,125 as part of a settlement of the lawsuit with Mr. Kerry Marler. The Company paid $110,000 for the right to repurchase three options to purchase a total of 285,000 shares of common stock. Future payments of $110,000, $120,500 and $95,000 are due upon termination of each of the options but not later than January 15, 1998, 1999 and 2000, respectively. On September 30, 1997, options for the purchase of 25,000 shares of common stock were exercised, generating $73,000 in proceeds and tax savings for the Company. During the first quarter of fiscal 1997, the Company purchased 641,272 shares of its common stock from a group of shareholders (the "Smith Group") for $2,116,198 as part of settlement of litigation. The board of directors believed this action was in the best interests of the Company and its shareholders for several reasons, including:
(i) media coverage of the dispute with the Smith Group had caused concern among current and prospective tenants for the Imeson Center; (ii) estimated litigation costs could have exceeded $500,000 and business operations would have been further disrupted; and (iii) by purchasing the Smith Group shares, the percentage ownership and share of future returns increased proportionally for each remaining shareholder.

    The Company did not have any material commitments for capital expenditures as of December 31, 1997 other than for ordinary expenses incurred during the usual course of business. The Company has agreed to settlement terms in the lawsuits with Mr. Kerry Marler, John Sanford, et al. and Channel Partnership. As part of the settlements, the Company has agreed to make payments totaling approximately $635,000, which include the repurchase of 54,163 shares of stock at $4.75 per share, the market price on the date the settlement terms were agreed to. While the Company has agreed to settlement terms on almost all of its outstanding litigation, the Court must approve the settlement reached in the Channel Partnership litigation. The litigation with the Securities and Exchange Commission is still outstanding and Mr. Harvey Moore has made claims for reimbursement of legal fees. Therefore, the Company still has potential liability from litigation. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. The Company is also investigating options to expand the amount of office space available for lease. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Although the Company has not identified any specific acquisition opportunities, management is spending resources to identify potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company believes the proceeds from the recent mortgage obtained on its Imeson Center property will be sufficient to meet its needs for at least the next year. However, any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

ASX Investment Corporation

    On October 30, 1997, the United States District Court granted the Company's motion to dismiss with prejudice as to plaintiff ASX Investment Corporation, but denied the motion as to plaintiff Steve Rosner.
Subsequently, Plaintiff Steve Rosner voluntarily dismissed his claim and ASX Investment Corporation filed an appeal. In addition, the Court granted the Company's motion for summary judgment in a separate class-action suit filed by Rosner.

Kerry Marler

    The Company and Mr. Marler reached a settlement agreement on November 17, 1997 during jury selection. The Company has agreed to pay Mr. Marler $300,000 and Mr. Marler will transfer 5,000 shares of Excal Enterprises common stock to the Company in settlement of all outstanding claims. The final settlement documents have not been signed and closing has not yet occurred.

John Sanford, et al.

    The defendants and the Company agreed to settle the litigation with the Company agreeing to purchase 49,163 shares of Excal Enterprises common stock held by two of the defendants at market value ($4.75) at the time of the agreement and all parties dismissing all claims. The settlement agreement was finalized in the third quarter of fiscal 1998.

Channel Partnership II, GP

    The Company and Channel Partnership have agreed to a tentative settlement. The settlement must be approved by the Court before it becomes effective. The settlement is based upon actions taken by the Company to increase shareholder value and the agreement not to oppose legal fee requests of the Plaintiff not to exceed $100,000.

Harvey Moore

    This lawsuit was finalized in Februaury 1997 when the Court awarded Harvey Moore a judgement of $294,861 plus $85,445 of pre-judgement interest. Harvey Moore has petitioned the Court for an award of fees and costs of $330,602.
The hearing is set for April 13, 1998.


Item 2.  Changes in Securities

    The Company designated 5,000,000 of its 7,500,000 shares of preferred stock as Series B Participating Preferred Stock and issued all 5,000,000 shares to Jacksonville Holdings, Inc., a wholly-owned subsidiary. The Series B Participating Preferred Stock pays a quarterly dividend equal to 6% of the $2.00 per share liquidation value. No dividends can be paid on the Company's common shares and the Company cannot redeem, purchase, or otherwise acquire for consideration any shares of its common stock unless and until the quarterly dividend has been paid on the Series B Participating Preferred Stock.



Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held its annual shareholder meeting on November 5, 1997 to elect one Class II director and ratify the election of Pender Newkirk & Company as independent auditors for the fiscal year ended June 30, 1998. The terms of office as director for R. Park Newton, III and John L. Caskey continued after the meeting. The voting results were as follows:

Issue                                              For      Against   Abstain
--------------------------------------------   ---------    -------   -------
Elect W. Aris Newton as Class II director      2,921,380     33,847   651,190

Ratify selection of Pender Newkirk & Company
as auditors for fiscal 1998                    3,003,651    597,746     5,020


Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits

        3.1 Series B Participating Preferred Stock Certificate of
        Designations

        4.1 Love Funding Corporation Promissory Note

        4.2 Love Funding Corporation Mortgage Security Agreement and Fixture Filing

        27  Financial Data Schedule

(b)  Reports on Form 8-K

        None.
SIGNATURES



    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: February 11, 1997              /s/ W. CAREY WEBB
                                        W. Carey Webb
                                        President and Chief Executive Officer



  Dated: February 11, 1997              /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                        Vice President and Chief
                                        Financial Officer