Form 10QSB
period 1998-03-31
EXCAL ENTERPRISES INC
filed 1998-05-11
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to ____________



                      Commission File No. 0-17069


                         Excal Enterprises, Inc.
    ---------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

            Delaware                          59-2855398
-------------------------------     -------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

       100 North Tampa Street, Suite 3575, Tampa, Florida 33602
       --------------------------------------------------------
               (Address of principal executive offices)

                           (813) 224-0228
                ------------------------------------
                       Issuer's telephone number


----------------------------------------------------------------------
 (Former Name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No

As of April 30, 1998, there were 3,947,431 shares of the issuer's common stock, par value $0.001, outstanding.


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (Unaudited)

                                    ASSETS
Current assets
Cash and cash equivalents                                        $ 12,622,679
Accounts receivable, less allowance of $1,978                         213,807
Income tax receivable                                                 113,691
Prepaid expenses and deposits                                         286,418
Deferred tax asset                                                    171,000
                                                                   ----------
     Total current assets                                          13,407,595
                                                                   ----------
Property, plant and equipment
Land                                                                1,600,000
Buildings and improvements                                          5,973,824
Furniture, fixtures, vehicles and equipment                           430,282
                                                                   ----------
                                                                    8,004,106
    Less accumulated depreciation and amortization                (   808,107)
                                                                   ----------
       Net property, plant and equipment                            7,195,999
                                                                   ----------
Restricted cash reserves                                              863,532
Capitalized clearing costs, less accumulated
  amortization of $177,502                                            602,051
Commission costs, less accumulated amortization of $228,578           334,467
Loan costs, less accumulated amortization of $83,304                  749,680
                                                                   ----------
       Total Assets                                              $ 23,153,324
                                                                   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                 $    210,200
Accrued liabilities                                                   208,941
Deferred revenue                                                      105,566
Reserve for litigation                                                350,000
Current portion of long-term debt                                     143,844
                                                                   ----------
      Total current liabilities                                     1,018,551

Long-term debt                                                     13,282,539
Deferred tax liability                                              1,854,000
                                                                   ----------
      Total Liabilities                                            16,155,090
                                                                   ----------
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares authorized,
  5,000,000 shares issued, no shares outstanding                           --
Common stock, $.001 par value, 7,500,000 shares authorized,
  4,738,866 shares issued, 3,947,431 shares outstanding                 4,738
Additional paid-in capital                                          5,653,398
Retained earnings                                                   4,117,126
Less 791,435 shares of common stock held in treasury at cost      ( 2,777,028)
                                                                   ----------
      Total stockholders' equity                                    6,998,234
                                                                   ----------
      Total Liabilities and Stockholders' Equity                  $23,153,324
                                                                   ==========

   The accompanying notes are an integral part of the consolidated financial statements


                             EXCAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                   March 31                        March 31
                                           ------------------------        ------------------------
                                              1998           1997             1998           1997
                                           ---------      ---------        ---------      ---------
Net revenue                              $ 1,135,242    $   815,435      $ 3,432,182    $ 2,408,814
                                           ---------      ---------        ---------      ---------

Operating costs                              547,955        574,285        1,722,543      1,590,936
Depreciation and amortization                151,323         89,750          427,665        266,176
                                           ---------      ---------        ---------      ---------
Total operating costs                        699,278        664,035        2,150,208      1,857,112
                                           ---------      ---------        ---------      ---------
     Net operating profit                    435,964        151,400        1,281,974        551,702
                                           ---------      ---------        ---------      ---------
Other expense (income)
  Interest expense                           302,653          2,615          613,424         15,360
  Professional fees - litigation              95,151        153,115          379,961        553,619
  Litigation settlement                           --        201,537           45,395        201,537
  Gain on disposal of assets                      --             --       (   58,141)           --
  Dividend and interest income            (  160,464)    (   13,924)      (  355,374)    (   52,265)
  Miscellaneous income                    (   20,777)    (   16,322)      (   78,329)    (   44,759)
                                           ---------      ---------        ---------      ---------
     Net other expense                       216,563        327,021          546,936        673,492
                                           ---------      ---------        ---------      ---------
Income (loss)  before income taxes
  and discontinued operations                219,401     (  175,621)         735,038     (  121,790)

Income tax provision (benefit)                89,000     (  247,000)         301,000     (  181,000)
                                           ---------      ---------        ---------      ---------
Income from continuing operations            130,401         71,379          434,038         59,210
Income from discontinued operations               --         84,000               --         84,000
                                           ---------      ---------        ---------      ---------
Net income                               $   130,401    $   155,379      $   434,038    $   143,210
                                           =========      =========        =========      =========
Earnings per share - basic
  Continuing operations                  $       .03    $       .02      $       .11    $       .01
  Discontinued operations                         --            .02               --            .02
                                           ---------      ---------        ---------      ---------
    Earnings per share - basic           $       .03    $       .04      $       .11    $       .03
                                           =========      =========        =========      =========
Earning per share - diluted
  Continuing operations                  $       .03    $       .02      $       .10    $       .01
  Discontinued operations                         --            .02               --            .02
                                           ---------      ---------        ---------      ---------
    Earnings per share - diluted         $       .03    $       .04      $       .10    $       .03
                                           =========      =========        =========      =========
Weighted average shares outstanding
  Common                                   3,977,475      4,025,594        3,990,514      4,176,504
  Common and equivalent                    4,468,149      4,335,482        4,463,855      4,442,868

    The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months Ended March 31
                                                   --------------------------
                                                      1998             1997
                                                   ----------       ---------
Cash provided (used) by operating activities
Net income                                       $    434,038     $   143,210
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation and amortization                         431,123         364,777
Other adjustments                                     110,252      (  355,042)
Increase in net operating assets                  (   979,807)     (  135,965)
Net cash provided (used) by                        ----------       ---------
  operating activities                            (     4,394)         16,980
                                                   ----------       ---------
Cash flows from investing activities
Proceeds from sale of assets                          535,006         219,609
Property and equipment additions                  (    73,547)     (   23,895)
                                                   ----------       ---------
Net cash provided by investing activities             461,459         195,714
                                                   ----------       ---------
Cash flows from financing activities
Net proceeds (payments) on line of credit         (    10,952)             --
Net proceeds from long-term debt                   13,500,000          73,184
Principal repayments of long-term
  debt and capital leases                         (    73,617)     (   90,325)
Loan costs                                        (   799,824)             --
Restricted cash reserves                          (   950,000)             --
Issuance of common stock                               73,000              --
Purchase right to acquire outstanding options     (   220,000)             --
Purchase of treasury stock                        (   400,159)     (2,116,198)
Net cash provided (used) by                        ----------       ---------
  financing activities                             11,118,448      (2,133,339)
                                                   ----------       ---------
Increase (decrease) in cash and
  cash equivalents                                 11,575,513      (1,920,645)

Cash and cash equivalents - beginning of period     1,047,166       2,750,578
                                                   ----------       ---------
Cash and cash equivalents - end of period        $ 12,622,679     $   829,933
                                                   ==========       =========

   The accompanying notes are an integral part of the consolidated financial statements




                        EXCAL ENTERPRISES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended March 31, 1998 and 1997, (b) the financial position at March 31, 1998, and (c) cash flows for the nine-month periods ended March 31, 1998 and 1997, have been made.

     The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1997. The results of operations for the three-month and nine-month periods ended March 31, 1998 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its licensed agents effective June 30, 1997. At June 30, 1996, management estimated proceeds of $458,607 from the sale of Combi-Matchers and inventory resulting in a loss of $1,319,956 and a loss from operations during the disposal period of $262,687, resulting in a total loss from disposal of $1,582,643. In the third quarter of fiscal 1997, management reduced the reserve for discontinued operations by $140,000 ($84,000 after tax). The Company ultimately received $609,670 in proceeds from the disposal of assets, resulting in a loss of $1,048,889 and a loss from operations of $277,754, including depreciation of $115,288. There was no revenue from discontinued operations in fiscal 1998, compared to revenue of $245,220 in the first nine-months of fiscal 1997.


NOTE 3 - LONG-TERM DEBT

     On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property located in Jacksonville, Florida. The mortgage bears a 9% interest rate with a monthly payment of $113,292 based on a twenty-five year amortization. The mortgage matures on October 1, 2002. As a requirement of the mortgage, $950,000 was placed in an interest bearing reserve for future tenant improvements and leasing commissions. In addition, $1,372 per month is required to be placed in an interest bearing reserve for certain future maintenance items. Both of these reserves are required to be maintained over the term of the loan and any disbursements require monthly repayments. The mortgage does not allow early repayment during the first two years of the loan term and provides for an early repayment penalty of 3%, 2% and 1% of the outstanding loan amount during the third year, fourth year and first six months of the fifth year of the loan term, respectively. As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new, single-purpose, wholly owned subsidiary, Jacksonville Holdings, Inc. In January 1998, $121,125 was disbursed from the reserve to pay leasing commission on the renewal of certain leases. Beginning with the February 1998 payment, the Company is required to deposit $8,350 per month into the reserve until the disbursement is repaid.


NOTE 4 - STOCKHOLDERS' EQUITY

     As part of the restructuring in connection with the mortgage loan from Love Funding Corporation, Jacksonville Holdings, Inc. acquired 5,000,000 shares of Excal Enterprises Series B Participating Preferred Stock. These shares are shown as issued but not outstanding and all transactions related to their issuance have been eliminated in consolidation.

     During the nine months ended March 31, 1998, the Company repurchased 26,000 shares of its common stock through open-market purchases at a cost of $102,030 and received 8,000 shares with a value of $46,480 as payment for withholding taxes due on exercise of options. The Company received 5,000 shares of its common stock, with a value of $18,125, as part of the settlement of the lawsuit with Mr. Kerry Marler. On February 4, 1998, the Company purchased 49,163 shares of common stock at a cost of $233,524 as part of the settlement of the lawsuit with John Sanford. The Company paid $220,000 for the right to repurchase three options to purchase a total of 285,000 shares of common stock. Future payments of $120,500 and $95,000 are due upon termination of each of the options but not later than January 15, 1999 and January 15, 2000, respectively. On September 30, 1997, options for the purchase of 25,000 shares of common stock were exercised, generating $73,000 in proceeds and tax savings for the Company.

     During the nine months ended March 31, 1997, the Company purchased 641,272 shares of its common stock for an aggregate cash purchase price of $2,116,198.


NOTE 5 - EARNINGS PER COMMON SHARE

     In March of 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings Per Share. SFAS No. 128 establishes the standards for computing and presenting earnings per share, effective for financial statements ending after December 15, 1997. Therefore, the Company's calculation and presentation of earnings per share has been modified for the current period and restated for prior periods to conform to SFAS No. 128. Basic earnings per common share are based upon the weighted average number of common shares outstanding.
Diluted earnings per common share are based upon the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents consisting of stock options and purchase warrants.




Item 2.  Management's Discussion and Analysis.

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities
Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

     The following discussion compares the results of operations for the three-month period ended March 31, 1998 (Third Quarter 1998) with the three-month period ended March 31,1997 (Third Quarter 1997) and the nine-month period ended March 31, 1998 (1998 YTD) with the nine-month period ended March 31, 1997 (1997 YTD).

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

     Net revenue increased by 39% to $1,135,242 in Third Quarter 1998 from $815,435 in Third Quarter 1997. Net revenue for 1998 YTD increased by 43% from $2,408,814 in 1997 YTD to $3,432,182. These increases were primarily related to the lease of 139,000 square feet of office space to Prudential Insurance Company effective June 16, 1997. The initial term of this lease is two years and, therefore, management expects the increase in revenue to continue through at least fiscal 1999.

     Operating costs increased by 5% to $699,278 in Third Quarter 1998 from $664,035 in Third Quarter 1997. Operating costs for 1998 YTD increased by 16% to $2,150,208 from $1,857,112 in 1997 YTD. The increases were the result of higher costs for property maintenance, professional fees and depreciation and amortization, offset by reductions in salaries. The increases in maintenance costs are a result of the expansion of the office space at the facility and increases in general maintenance expenditures. The increase in professional fees is a result of the Company's activities related to expansion of business operations. Depreciation and amortization had the biggest variance and increased primarily as a result of the amortization of lease commission costs related to the lease of office space to Prudential Insurance Company and loan costs.

     Interest expense for both the Third Quarter 1998 and 1998 YTD increased as compared to the same periods of fiscal 1997 as a result of the mortgage loan obtained on September 30, 1997. Professional fees related to litigation was $95,151 in Third Quarter 1998 compared to $153,115 in Third Quarter 1997 and $379,961 for 1998 YTD as compared to $553,619 for 1997 YTD. The 1997 YTD costs included expenses related to the preparation and trial of the KFM Venture, Inc. lawsuit in the first quarter. The jury found that the contract was unenforceable and awarded KFM Venture, Inc. no compensation. In addition, the Company incurred significant costs preparing for the Harvey Moore trial. The first trial, which was held in Second Quarter 1997, ended in a mistrial. The trial was rescheduled for February 1997 and resulted in a judgment in favor of Harvey Moore of $294,861 plus 85,445 of pre-judgment interest. The Company agreed to settlement terms settled the Kerry Marler and John Sanford cases. The Company and Channel Partnership agreed to settlement terms.
Therefore, the Company expects a continuing decline in future litigation costs since the only remaining on-going litigation is with the Securities and Exchange Commission. However, the Court must approve the settlement reached in the Channel Partnership litigation and the Court has not made a decision regarding the award of fees and costs in the Harvey Moore case. The increase in interest and dividend income is a result of investing the proceeds from the mortgage loan.

     The income tax provision for both Third Quarter 1997 and 1997 YTD included a reduction in income tax expense of $178,000 related to a change in the treatment of certain expenses. These savings were partially offset in 1997 YTD by additional state income tax expense of $51,192 recorded in Second Quarter 1997 as a result of fiscal 1994 income tax return audits.

Results of Discontinued Operations

     Until fiscal 1995, the Company derived substantially all of its revenue from its automotive service operations. The Company's automotive service revenue significantly declined in fiscal 1995 and fiscal 1996. During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its licensed agents effective June 30, 1997 and report the automotive service division as discontinued operations. There was no revenue from the automotive service division in 1998 YTD, compared to revenue of $245,220 in 1997 YTD. Automotive service operating costs, excluding depreciation, decreased 85% to $46,847 in 1998 YTD from $309,533 in 1997 YTD. The declines in revenue and operating costs were related to the cessation of operations effective June 30, 1997. Depreciation and amortization costs decreased from $98,602 in 1997 YTD to $3,456 in 1998 YTD as a result of the sale of assets of the automotive service division during fiscal 1997. In Third Quarter 1997, management reduced the reserve for discontinued operations by $140,000 ($84,000 after tax). In final liquidation of the automotive service operations, the Company has recorded aggregate proceeds of $609,670 from the disposal of assets, resulting in a loss of $1,048,889 and an aggregate loss from operations of $277,754, including depreciation of $115,288.

Liquidity and Capital Resources

     The cash used by operating activities was $4,394 in 1998 YTD compared to net cash provided by operating activities of $16,980 in 1997 YTD. The other adjustments are primarily non-cash operating costs. The increase in net operating assets in 1998 was primarily the result of a reduction in accounts payable and accrued liabilities of $984,531. These liabilities were higher than normal at June 30, 1997, primarily as a result of costs associated with the lease of office space to Prudential Insurance Company and the unpaid Harvey Moore judgment. In 1998 YTD the Company's operations provided $975,413 in working capital compared to $152,945 in working capital in 1997 YTD.

     The proceeds from sale of assets in 1998 YTD included $497,845 in net proceeds from the sale of real property in Tampa, Florida formerly housing the automotive operations. The remaining proceeds from sale of assets in both fiscal 1998 and fiscal 1997 represent proceeds from the sale of the discontinued operations. Property and equipment additions in both fiscal 1998 and fiscal 1997 YTD were for equipment and renovations at the Imeson Center.

     Cash of $2,133,339 was used by financing activities in 1997 YTD, as compared to cash provided by financing activities of $11,118,448 in 1998 YTD. The Company closed on a mortgage loan in the amount of $13,500,000 on September 30, 1997. Loan costs associated with the loan were $832,984, of which $33,160 was incurred in the fourth quarter of the prior fiscal year. As a requirement of the loan, $950,000 was placed into a reserve for future tenant improvements and leasing commissions. The net proceeds of the mortgage are expected to be used primarily for the acquisition of new businesses, but will also be used for the continued development of the Imeson center property and funding of the Company's stock repurchase program. During 1998 YTD, the Company repurchased 26,000 shares of its common stock through open-market purchases at a cost of $102,030, received 8,000 shares with a value of $46,480 as payment for withholding taxes due on the exercise of options, received 5,000 shares with a value of 18,125 as part of a settlement of the lawsuit with Mr. Kerry Marler, and purchased 49,163 shares at a cost of $233,524 as part of a settlement of the lawsuit with John Sanford et al. The Company paid $220,000 for the right to repurchase three options to purchase a total of 285,000 shares of common stock. Future payments of $120,500 and $95,000 are due upon termination of each of the options but not later than January 15, 1999 and 2000, respectively. On September 30, 1997, options for the purchase of 25,000 shares of common stock were exercised, generating $73,000 in proceeds and tax savings for the Company.
During the first quarter of fiscal 1997, the Company purchased 641,272 shares of its common stock from a group of shareholders (the "Smith Group") for $2,116,198 as part of settlement of litigation. The board of directors believed this action was in the best interests of the Company and its shareholders for several reasons, including: (i) media coverage of the dispute with the Smith Group had caused concern among current and prospective tenants for the Imeson Center; (ii) estimated litigation costs could have exceeded $500,000 and business operations would have been further disrupted; and (iii) by purchasing the Smith Group shares, the percentage ownership and share of future returns increased proportionally for each remaining shareholder.

     The Company did not have any material commitments for capital expenditures as of March 31, 1998 other than for ordinary expenses incurred during the usual course of business. The Company and Channel Partnership have agreed to settlement terms in their lawsuit. The Court must approve the settlement reached in the Channel Partnership litigation. The litigation with the Securities and Exchange Commission is still outstanding and Mr. Harvey Moore has made claims for reimbursement of legal fees. Therefore, the Company still has potential liability from litigation. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. The Company is also investigating options to expand the amount of office space available for lease. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Although the Company has not identified any specific acquisition opportunities, management is spending resources to identify potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company believes the proceeds from the recent mortgage obtained on its Imeson Center property will be sufficient to meet its needs for at least the next year. However, any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

ASX Investment Corporation

     On October 30, 1997, the United States District Court granted the Company's motion to dismiss with prejudice as to plaintiff ASX Investment Corporation, but denied the motion as to plaintiff Steve Rosner. Subsequently, Plaintiff Steve Rosner voluntarily dismissed his claim and ASX Investment Corporation filed an appeal. In addition, the Court granted the Company's motion for summary judgment in the separate class-action suit filed by Rosner.

Kerry Marler

     The Company and Mr. Marler reached a settlement agreement on November 17, 1997 during jury selection. The Company paid Mr. Marler $300,000 and Mr. Marler transferred 5,000 shares of Excal Enterprises common stock to the Company in settlement of all outstanding claims. The settlement was finalized in the third quarter of fiscal 1998.

John Sanford, et al.

     The defendants and the Company agreed to settle the litigation with the Company agreeing to purchase 49,163 shares of Excal Enterprises common stock held by two of the defendants at market value ($4.75) at the time of the agreement and all parties dismissing all claims. The settlement agreement was finalized in the third quarter of fiscal 1998.

Channel Partnership II, GP

     The Company and Channel Partnership have agreed to a tentative settlement. The Court must approve the settlement before it becomes effective. The settlement is based upon actions taken by the Company to increase shareholder value. An agreement has not been reached on the amount of Channel Partnership's legal fee request that the Company will not oppose.

Harvey Moore

     This lawsuit was finalized in February 1997 when the Court awarded Harvey Moore a judgment of $294,861 plus $85,445 of pre-judgment interest. Harvey Moore has petitioned the Court for an award of fees and costs of $330,602. The hearing was held in April 1998. The judge asked each party to submit a written brief. No ruling has been made.

Item 2.  Changes in Securities.

     The Company designated 5,000,000 of its 7,500,000 shares of preferred stock as Series B Participating Preferred Stock and issued all 5,000,000 shares to Jacksonville Holdings, Inc., a wholly owned subsidiary. The Series B Participating Preferred Stock pays a quarterly dividend equal to 6% of the $2.00 per share liquidation value. No dividends can be paid on the Company's common shares and the Company cannot redeem, purchase, or otherwise acquire for consideration any shares of its common stock unless and until the quarterly dividend has been paid on the Series B Participating Preferred Stock.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

        27   Financial Data Schedule

(b)  Reports on Form 8-K

        None.
SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         EXCAL ENTERPRISES, INC.
                         Registrant



  Dated: May 6, 1998     /s/ W. CAREY WEBB
                         W. Carey Webb
                         President and Chief Executive Officer



  Dated: May 6, 1998     /s/ TIMOTHY R. BARNES
                         Timothy R. Barnes
                         Vice President & Chief Financial Officer