Form 10KSB
period 1998-06-30
EXCAL ENTERPRISES INC
filed 1998-09-28
CIK 832813

EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                    For the Fiscal Year Ended June 30, 1998

                          Commission File No. 0-17069

                            EXCAL ENTERPRISES, INC.
          ----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

                Delaware                             59-2855398
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

             100 N. Tampa Street, Suite 3575, Tampa, Florida 33602
          -----------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                  (813) 224-0228
                          --------------------------
                          (Issuer's telephone number)

             Securities registered under Section 12(g) of the Act:

                               Title of Each Class
                         -----------------------------
                         Common Stock, $.001 par value

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and,
(2) has been subject to such filing requirements for the past 90 days.
Yes_X_  No __

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

  Revenue for the fiscal year ended June 30, 1998 was $4,581,058.

  The aggregate market value of the voting stock held by non-affiliates (1,714,319 shares), based on the average of the closing bid and asked prices of the Registrant's common stock in the over the counter market as reported by the National Quotation Bureau, Inc. on August 28, 1998 of $5.02 was approximately $8,606,000. Shares of voting stock held by each officer, director and person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

  As of August 31, 1998, there were 3,936,031 shares of the Registrant's common stock, par value $.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant's definitive Proxy Statement for its 1998 annual meeting, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.


ITEM 1.  DESCRIPTION OF BUSINESS.

  General

  Excal Enterprises, Inc., a Delaware corporation (the "Company"), was formed in July 1986. In June 1995, the Company changed its name from Assix International, Inc. The Company was engaged in two distinct business operations. The Company owns, leases, and manages a two story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. This property was acquired from Sears as part of the settlement agreement regarding termination of the licensed agent agreement between the Company and Sears in February 1994. The commercial real estate operation was conducted by and through Imeson Center, Inc., a wholly owned subsidiary. On September 30, 1997, the Company closed on a $13,500,000 mortgage loan secured by the Imeson Center property. As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new single-purpose, wholly owned subsidiary, Jacksonville Holdings, Inc.

  The Company's automotive services division marketed ride-related automotive services through retail tire dealer service outlets licensed as agents of the Company. During the fourth quarter of fiscal 1996, the Company received termination notices from its two largest licensed agents, who together accounted for two-thirds of the Company's automotive services revenue. As a result, the Company decided to terminate the agency agreements with the remaining licensed agents effective June 30, 1997. The company completed its liquidation and dissolved Assix Automotive in December 1997. The automotive services division is reported as discontinued operations.

  The Company plans to use the proceeds from the liquidation of its automotive division and proceeds from leveraging its Imeson Center property to, among other things, acquire a new core business. The Company's objective is to identify and acquire a company that will be used as a springboard to future growth. Management believes this will be best accomplished by acquiring a company that is a leader in a niche segment of a large market or in an industry that will lend itself to a consolidation strategy.

  Imeson Center Real Estate Operations

  The Company's real estate operations consist of the management of the property owned by its wholly owned subsidiary, Jacksonville Holdings, Inc.
The officers and directors of Jacksonville Holdings, Inc. are also officers and/or directors of the Company. The building itself is a two-story facility with eight bays on each floor. Seven of the bays on the first floor and eight bays on the second floor, each containing 99,446 square feet of rentable space, were originally designed as warehouse space. The other remaining first floor bay is divided into two floors of office space containing a total of approximately 184,000 square feet of rentable space. During the end of fiscal 1997 the second floor bay located above the existing office space was converted to office space with approximately 90,000 square feet of rentable space. As of June 30, 1998, all 14 of the warehouse bays and all but 41,000 square feet of the office space were leased (See "Dependence on Major Customers").

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

  Market for the Company's Products and Services

  The Company's Imeson Center facility is unique in that it is a two-story facility containing 1,392,000 rentable square feet of warehouse space (696,000 square feet on the first floor and 696,000 square feet on the second floor) and approximately 274,000 rentable square feet of office space. The Company currently has a single tenant utilizing the warehouse space. If the Company leased the warehouse space to multiple tenants the usefulness of the second story warehouse space would be limited further and require the Company to incur significant costs related to demising the property and meeting current fire and safety code requirements, including the requirements of the Americans with Disabilities Act. Jacksonville, Florida is a major shipping port and the Imeson Center is located near the port and interstate highways. There is a significant number of warehouse facilities that compete with Imeson Center for tenants. The Company has two primary tenants utilizing 232,000 square feet of the 274,000 square feet of office space. Most of the office space in the Jacksonville area is located in the southern and central areas of Jacksonville. Imeson Center is located in the northern area of Jacksonville. The Company has marketed the office space for use as a telecommunications or service-oriented business. The facility has over 2,200 parking spaces, most of which are allocated to the office area. This results in over six parking spaces per 1,000 square feet of office space, providing the Company with a competitive advantage over many other office facilities.

  Dependence on Major Customers

  The Company had leases with four tenants for its Imeson Center facility as of June 30, 1998. All of the leases require the tenants to reimburse the Company for their pro-rata share of operating expenses (including common area maintenance, property taxes, and insurance) and to pay for their own utilities. The first lease, with Laney & Duke Terminal Warehouse Company, Inc. (Laney & Duke), is for 1,392,244 square feet of warehouse space and expires on December 31, 2000. Laney & Duke accounted for $2,409,945 of revenue in fiscal 1998, resulting in an effective annual lease rate of $1.73 per square foot, including operating expenses. The second lease, with America Online, is for 92,340 square feet of office space beginning June 16, 1995 and
terminating on June 15, 2002.   America Online expanded into an additional
1,200 square feet of space during fiscal 1996. This lease accounted for $914,806 of revenue in fiscal 1998 at an effective annual lease rate of $9.78, including operating expenses. The third lease is with the Prudential Insurance Company (Prudential) for 138,998 square feet of office space, beginning June 16, 1997 and terminating June 15, 2003. This lease accounted for $1,237,679 of revenue in fiscal 1998, resulting in an effective annual lease rate of $8.90 per square foot, including operating expenses. The lease was originally scheduled to terminate on June 15, 1999. However, in August 1998, Prudential exercised its option to extend the lease for an additional four years. These leases accounted for substantially all of the Company's revenue in fiscal 1998 and fiscal 1997. The loss of any of these lessees would have a significant impact on the Company. The fourth lease is for a food service operation located in the lobby area of the office space. The Company currently has 41,000 square feet of office space that is available for lease. Significant renovations will need to be made to the available space before it can be leased.

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

  Employees

  On August 31, 1998, the Company employed 11 full time employees. Of that number, 5 were employed in the corporate offices, and 6 were employed by the real estate subsidiary. The Company's employees are not covered by collective bargaining agreements. The Company believes the relations with its employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY.

  The Company leases approximately 3,500 square feet of office space for its executive offices at 100 North Tampa Street, Suite 3575, Tampa, Florida 33602. The lease on this downtown Tampa office space commenced October 15, 1994 and terminates on October 15, 2000. The Company believes that its present facility is adequate for expected operations.

  The Company's commercial rental property consists of a single two-story structure located on 74 acres at One Imeson Park Boulevard in Jacksonville, Florida. The property contains approximately 1,392,000 square feet of warehouse space and 274,000 square feet of office space. The building is primarily built of concrete and steel with a membrane roof. On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property. The Company is currently in the process of renovating the space leased to the food service operation. In accordance with the terms of the lease, the company deposited its contribution to the renovation with the escrow agent prior to year-end. The company has no other definitive plans or commitments for renovation or expansion of the property. However, the Company is marketing the available 41,000 square feet of office space and management expects to incur significant renovation costs in order to lease the space. In addition, the Company may build additional facilities on the available outparcels upon request of a lessee. Any of these improvements would require the Company to use a significant amount of cash to fund the cost of building or renovation. See "Market for the Company's Products and Services" and "Competition" under "Item 1. Business" for a discussion of the general competitive conditions to which the property is subject. Information regarding the leases on the property is contained under "Item 1. Business - Dependence on Major Customers." Management believes the property is adequately covered by insurance. The basis of the property for both financial and tax purposes is $1,600,000 for the land and $6,698,961 for the building as of June 30, 1998. In addition, various furniture, fixtures and equipment with a basis of $309,404 as of June 30, 1998 are used in operating the property. For federal tax purposes, the building is depreciated using the straight-line method over 39 years and the other assets are depreciated using the modified accelerated cost recovery system over lives of five to seven years. The property taxes on the land and building for 1997 were $244,896, based on a millage rate of $21.4228 per $1,000 of assessed value.


ITEM 3.  LEGAL PROCEEDINGS.

  Other than the litigation described in Notes 9 and 13 of the accompanying financial statements, which is incorporated herein by reference, the Company is aware of no other material legal proceedings, pending or threatened, to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company or to which the Company is a party or its property subject.


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


         Fiscal Year Ended June 30, 1997       High       Low
         ---------------------------------    -----     -----
          Quarter ended September 30, 1996    $2.47     $1.77
          Quarter ended December 31, 1996      2.50      1.78
          Quarter ended March 31, 1997         2.88      2.09
          Quarter ended June 30, 1997          3.88      2.44

         Fiscal Year Ended June 30, 1998
         ---------------------------------    -----     -----
          Quarter ended September 30, 1997    $5.78     $3.19
          Quarter ended December 31, 1997      5.56      3.56
          Quarter ended March 31, 1998         5.63      4.25
          Quarter ended June 30, 1998          5.69      5.38


  As of August 31, 1998, there were approximately 345 shareholders of record. In addition, as of the same date, there were 282 beneficial holders based on non-objecting beneficial owner reports provided by ADP.

  The Company since its inception with respect to shares of the Company's common stock has paid no cash dividends or other distributions. It is the present policy, and the expected future policy, of the Company not to pay cash dividends and to retain future earnings to support the Company's growth.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

  Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the company, (ii) the company's plans and results of operations will be affected by economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices; and (iii) other risks and uncertainties as indicated from time to time in the company's filings with the Securities and Exchange Commission.

  The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing in Appendix F hereto.

  The Company has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue". The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that existing software is year 2000 compliant and will not pose significant operational problems for the Company's computer systems.

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

  As of June 30, 1998, the Company had leases with four tenants at Imeson Center. The lease of warehouse space to Laney & Duke began December 1, 1995 and included a total of 796,000 square feet. Laney & Duke has gradually increased the square footage leased and currently occupies all 1,392,000 square feet of warehouse space. This lease terminates December 31, 2000. The leases with Laney & Duke accounted for 53% and 71% of the revenue in fiscal 1998 and fiscal 1997, respectively. The second tenant is America Online, whose lease is for 93,000 square feet of office space beginning June 16, 1995 and terminating on June 15, 2002. This lease with America Online accounted for 20% and 26% of the revenue in fiscal 1998 and 1997, respectively. The third lease is with the Prudential for 139,000 square feet of office space, beginning June 16, 1997. The lease was originally scheduled to terminate on June 15, 1999. However, in August 1998 Prudential exercised option to extend the lease for an additional four years. This lease with Prudential accounted for 27% and 3% of the revenue in fiscal 1998 and 1997, respectively. The fourth lease is with the Compass Group for a food service operation located in the lobby of the office space. The lease began on September 15, 1995 and will terminate five years after the current renovations are completed, which is expected to be in September 1998.

  Revenue increased by 37% to $4,581,058 in fiscal 1998 from $3,344,700 in fiscal 1997 as a result of the lease of office space to Prudential and an increase in the base rental rate of the other leases. During fiscal 1998 and fiscal 1997, rental revenue included $836,292 and $639,294 of contingent rentals and $3,744,766 and $2,705,406 of base rent, respectively. The future minimum base rentals under non-cancelable leases as of June 30, 1998 was $3,827,291 for fiscal 1999, $3,975,686 for fiscal 2000, $3,035,791 for fiscal
2001, $2,030,419 for fiscal 2002, $ 1,194,881 for fiscal 2003 and $25,000 thereafter.

  Operating costs increased by 9% in fiscal 1998 to $2,497,050 from $2,293,659 in fiscal 1997. The $203,391 increase in operating expenses is primarily related to an increase in repair and maintenance expense of $150,240. The remaining portion of the increase was primarily related to an increase in salary and benefit costs. These increases were the result of operating the increased amount of office space.

  Depreciation and amortization increased by $190,868 in fiscal 1998, as compared to fiscal 1997 due to an increase in leasing commissions and the amortization of the mortgage loan closing costs.

  Professional fees related to litigation were $481,807 in fiscal 1998 compared to $781,262 in fiscal 1997. The significant decrease in professional fees was the result of the settlement of most of the company's litigation in fiscal 1997 and fiscal 1998. The only remaining active litigation is with the Securities and Exchange Commission. The hearing for approval of the settlement of the litigation with Channel Partnership is scheduled for October 15, 1998. The only other outstanding matter is a potential award of legal fees in the Harvey Moore litigation. See Notes 9 and 13 of the accompanying financial statements for a complete discussion of all outstanding and resolved material litigation.

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

  There was no revenue from the automotive service division in fiscal 1998, compared to revenue of $245,220 in fiscal 1997. Automotive service operating costs, excluding depreciation, decreased 87% to $46,605 in fiscal 1998 from $362,188 in fiscal 1997. The declines in revenue and operating costs were related to the cessation of operations effective June 30, 1997. Depreciation and amortization costs decreased from $111,832 in fiscal 1997 to $3,456 in fiscal 1998 as a result of the sale of assets of the automotive service division during fiscal 1997. During fiscal 1997, management reduced the reserve for discontinued operations by $256,000 ($155,000) after tax. In final liquidation of the automotive service operations, the Company has recorded aggregate proceeds of $609,670 from the disposal of assets, resulting in a loss of $1,048,889 and an aggregate loss from operations of $277,754, including depreciation of $115,288.

  Liquidity and Capital Resources

  The cash provided by operating activities was $462,620 in fiscal 1998 compared to $377,986 in fiscal 1997. In fiscal 1998 the Company's operations generated $972,564 in working capital compared to $290,432 in working capital generated in fiscal 1997. The Company expended $114,297 in fiscal 1998 and $175,510 in fiscal 1997 on broker commissions for the leases that were obtained for Imeson Center. In addition, $227,975 was expended in fiscal 1997 on operating costs that were capitalized related to preparing the Imeson center facility for rent. These costs will be amortized over the period of the expected benefit. The accounts payable and accrued liabilities decreased by $704,565 from the end of fiscal 1997 to the end of fiscal 1998. The accounts payable and accrued expenses were unusually high at June 30, 1997 because they included amounts owed under the Moore settlement, higher than normal legal fees, construction costs for renovations to the lobby of the Imeson Center and broker commissions related to the Prudential lease.

  The proceeds from the sale of assets in fiscal 1997 represent proceeds from the liquidation of the Company's automotive services operations. The construction escrow deposit represents the Company's contribution toward the renovation and expansion of the food service operation at the Imeson Center building. These renovations are expected to be completed in September 1998. Property and equipment additions in fiscal 1998 are primarily from the sale of the land and building previously used by the automotive operations and in fiscal 1998 and 1997 primarily consisted of purchases of equipment for operations at Imeson Center and renovations to the building related to the conversion of warehouse space to office space.

  Cash of $11,030,149 was provided by financing activities in fiscal 1998, as compared to cash used by financing activities of $2,290,068 in fiscal 1997. The Company closed on a mortgage loan in the amount of $13,500,000 on September 30, 1997. Loan costs associated with the mortgage loan were $832,984, of which $33,160 were incurred in the fourth quarter of fiscal 1997. As a requirement of the loan, $950,000 was placed into a reserve for future tenant improvements and leasing commissions. The net proceeds of the mortgage are expected to be used primarily for the acquisition of new businesses, but will also be used for the continued development of the Imeson Center property and funding of the Company's stock repurchase program. The purchase of treasury stock in fiscal 1998 included 5,000 shares with a value of $18,125 received as part of a settlement of the lawsuit with Mr. Kerry Marler and 49,163 shares purchased at a cost of $233,524 as part of a settlement of the lawsuit with John Sanford et al. The purchase of treasury stock in fiscal 1997 included 641,272 shares at a cost of $2,116,198 as part of a settlement of litigation with the Smith Group. The Company paid $220,000 for three warrants to purchase a total of 285,000 shares of common stock. Future payments of $120,500 and $95,000 are due upon termination of each of the warrants but not later than January 15, 1999 and 2000, respectively. On September 30, 1997, options for the purchase of 25,000 shares of common stock at $1 per share were exercised.

  The Company did not have any material commitments for capital expenditures as of June 30, 1998 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenants needs.
Additionally, the Company is considering opportunities to develop the outparcels of the Imeson Center. Although the Company has not identified any specific acquisition opportunities, management is spending resources to locate potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation (See Note 13 of the accompanying financial statements). While the Company has a significant current liquidity position, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company.


ITEM 7.  FINANCIAL STATEMENTS.

  The financial statements of the Company as of June 30, 1998 and the Report of the Independent Certified Public Accountants thereon are included in Appendix F to this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

  Information regarding directors and executive officers of the Company is included under the caption "Classification of Directors" of the registrant's definitive Proxy Statement for its 1998 annual meeting.


ITEM 10.  EXECUTIVE COMPENSATION.

  Information regarding executive compensation is included under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 1998 annual meeting.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the registrant's voting securities by each director and all officers and directors as group, and by any person known to beneficially own more than 5% of any class of voting security of the registrant is included under the caption "Voting Securities" of the registrant's definitive Proxy Statement for its 1998 annual meeting.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions is included under the caption "Indemnification of Company Officers and Directors" of the registrant's definitive Proxy Statement for its 1998 annual meeting.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

  A.Exhibits

                                                              Method
Exhibit                                                       of
Number   Description                                          Filing
-------  ---------------------------------------------------  ------
3.1      Amended and Restated Certificate of Incorporation      7
3.2      Series A Participating Preferred Stock
           Certificate of Designations                          6
3.3      Series B Participating Preferred Stock
           Certificate of Designations                          9
3.4      Second Amended and Restated By-laws                    7
4.1      Rights Agreement by and between the Company and
           Registrar & Transfer Company dated April 18, 1994    2
4.2      Mortgage Promissory Note                               9
4.3      Mortgage Security Agreement and Fixture Filing         9
10.1     1988 Stock Option Plan                                 1
10.2     Form of Indemnity Agreement with
           Officers and Directors                               3
10.3     Lease for 100 North Tampa offices                      3
10.4     Webb Employment Agreement                              3
10.5     Amendment to Webb Employment Agreement                 6
10.6     Newton Employment Agreement                            3
10.7     Amendment to Newton Employment Agreement               6
10.8     Barnes Employment Agreement                            6
10.9     Warehouse Lease Agreements with Laney & Duke
           Terminal Warehouse Company, Inc.                     4
10.10    Renewal and Modification of Laney & Duke Leases        5
10.11    Amendment to Laney & Duke Leases dated 1/1/97          8
10.12    Amendment to Laney & Duke Leases dated 3/1/97          8
10.13    Office Lease with America Online, Inc.                 4
10.14    Office Lease with Prudential Insurance
           Company of America                                   8
10.15    Letter from Prudential Insurance Company
           of America exercising extension rights               *
10.16    Form of Stock Purchase Agreement for the
           repurchase of 641,272 shares                         6
21       List of Subsidiaries of Registrant                     *
23       Consents of experts and counsel                        *
27       Financial Data Schedule                                *


*  Filed herewith.
1 Incorporated by reference to the Company's registration statement on Form S-18 file #33-21786 filed in Atlanta, Georgia.
2 Incorporated by reference to the Company's Current Report on Form 8-K dated April 18, 1994.
3 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
4 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.
5 Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1996.
6 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30 1996.
7 Incorporated by reference to the Company's Quarterly Report or Form 10-QSB for the quarter ended December 31, 1996.
8 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,1997.
9 Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997.

  B. Reports on Form 8-K

  None.


                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 23rd day of September 1998.

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

Dated: September 23, 1998          /S/ R. PARK NEWTON, III
                                   R. Park Newton, III
                                   Chairman of the Board and Board Member

Dated: September 23, 1998          /S/ W. CAREY WEBB
                                   W. Carey Webb
                                   President and Chief Executive Officer

Dated: September 23, 1998          /S/ TIMOTHY R. BARNES
                                   Timothy R. Barnes
                                   Vice-President, Chief Financial Officer,
                                   and Principal Accounting Officer

Dated: September 23, 1998          /S/ W. ARIS NEWTON
                                   W. Aris Newton
                                   Vice-President and Board Member

Dated: September 23, 1998          /S/ JOHN L. CASKEY
                                   John L. Caskey
                                   Board Member




                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS  F-1



       CONSOLIDATED BALANCE SHEET                          F-2



       CONSOLIDATED STATEMENTS OF OPERATIONS               F-3



       CONSOLIDATED STATEMENTS OF CASH FLOWS               F-4



       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY     F-5



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          F-6







              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Excal Enterprises, Inc. and Subsidiaries
Tampa, Florida


We have audited the accompanying consolidated balance sheet of Excal Enterprises, Inc. and Subsidiaries as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excal Enterprises, Inc. and Subsidiaries as of June 30, 1998, and the consolidated results of its operations and cash flows for the two years then ended, in conformity with generally accepted accounting principles.


PENDER NEWKIRK & COMPANY

Certified Public Accountants
Tampa, Florida
August 7, 1998



                    EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998

                                    ASSETS
Current assets
Cash and cash equivalents                                       $ 12,910,401
Accounts receivable - trade (less allowance
 for doubtful accounts of $1,643)                                    246,111
Income tax receivable                                                  1,691
Prepaid expenses and deposits                                        305,126
Deferred tax asset                                                   313,000
                                                                  ----------
  Total current assets                                            13,776,329
                                                                  ----------
Property, plant and equipment
Land                                                               1,600,000
Building                                                           6,698,961
Furniture, fixtures, vehicles and equipment                          451,667
                                                                  ----------
                                                                   8,750,628
  Less accumulated depreciation and amortization                (    993,334)
                                                                  ----------
    Net property, plant and equipment                              7,757,294
                                                                  ----------

Construction escrow deposits                                         100,000
Restricted cash reserves                                             892,699
Loan costs, less accumulated amortization of $124,948                708,036
Commission costs, less accumulated amortization of $270,339          292,706
                                                                  ----------
    Total Assets                                                $ 23,527,064
                                                                  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                $    248,401
Accrued liabilities                                                  450,707
Deferred revenue                                                     190,307
Income taxes payable                                                  25,000
Reserve for litigation                                               350,000
Other current liabilities                                            215,500
Current portion long term debt                                       147,104
                                                                  ----------
    Total current liabilities                                      1,627,019

Long term liabilities                                             13,241,214

Deferred tax liability                                             1,870,000
                                                                  ----------
   Total liabilities                                              16,738,233
                                                                  ----------
Stockholders' equity:
Preferred stock, $.01 par value, 7,500,000 shares authorized,
   5,000,000 shares issued, and no shares outstanding                     --
Common stock, $.001 par value, 20,000,000 shares authorized,
   4,738,866 shares issued, 3,936,031 shares outstanding               4,738
Additional paid-in capital                                         5,437,897
Retained earnings                                                  4,125,458
Less 802,835 shares of common stock held in treasury at cost     ( 2,779,262)
                                                                  ----------
  Total stockholders' equity                                       6,788,831
                                                                  ----------
   Total Liabilities and Stockholders' Equity                   $ 23,527,064
                                                                  ==========

   The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.



                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended June 30
                                                 ----------------------------
                                                       1998            1997
                                                   ---------        ---------

Net revenue                                      $ 4,581,058      $ 3,344,700
                                                   ---------        ---------

Operating costs                                    2,497,050        2,293,659
Depreciation and amortization                        588,565          367,697
                                                   ---------        ---------
  Total operating costs                            3,085,615        2,661,356
                                                   ---------        ---------
  Net operating profit                             1,495,443          683,344
                                                   ---------        ---------
Other expense (income)
 Interest expense                                    915,312           42,400
 Professional fees related to litigation             481,807          781,262
 Litigation settlement                                45,395          200,306
 Loss (gain) on sale of assets                   (    61,948)          13,068
 Interest income                                 (   530,679)     (    91,288)
 Other income                                    (   108,814)     (    61,225)
                                                   ---------        ---------
  Net other expense                                  741,073          884,523
                                                   ---------        ---------
Income (loss) before income taxes
 and discontinued operations                         754,370      (   201,179)

Income tax provision (benefit)                       312,000      (   266,000)
                                                   ---------        ---------
Income from continuing operations                    442,370           64,821

Income from discontinued operations (less
 income tax expense of $101,000)                          --          155,000
                                                   ---------        ---------
Net income                                       $   442,370      $   219,821
                                                   =========        =========
Earnings per share - basic
Continuing operations                            $       .11      $       .02
Discontinued operations                                   --              .03
                                                   ---------        ---------
  Earnings per share - basic                     $       .11      $       .05
                                                   =========        =========
Earnings per share - diluted
    Continuing operations                        $       .10      $       .02
    Discontinued operations                               --              .03
                                                   ---------        ---------
       Earnings per share - diluted              $       .10      $       .05
                                                   =========        =========
Weighted average shares outstanding
     Common                                        3,975,165        4,138,282
     Common and equivalent                         4,461,757        4,447,948

   The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.



                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30
                                               ------------------------------
                                                    1998              1997
                                                 ----------        ----------
Cash flows from operating activities:
Net income                                     $    442,370      $    219,821
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                       592,023           479,528
Provision for uncollectable
 accounts receivable                            (     7,831)      (    12,662)
Reserve for gain on disposal of division        (   113,396)      (   256,000)
Loss (gain) on disposals of assets                    1,398       (   212,255)
Provision for deferred income taxes                  58,000            72,000
Decrease (increase) in operating assets:
Accounts receivable - trade                         114,879       (     4,796)
Accounts receivable - related parties                 6,861            18,899
Income tax receivable                               183,581       (   175,556)
Prepaid expenses and deposits                   (    80,531)      (    40,460)
Other assets                                    (    56,996)      (   436,645)
Increase (decrease) in
operating liabilities:
Accounts payable and accrued liabilities        (   704,565)          924,849
Deferred revenue                                    190,307                --
Income taxes payable                                 73,000       (    18,737)
Reserve for litigation                          (   236,480)      (   180,000)
                                                 ----------        ----------
Net cash provided by operating activities           462,620           377,986
                                                 ----------        ----------
Cash flows from investing activities:
Proceeds from sale of assets                        597,946           530,559
Construction escrow deposit                     (   100,000)               --
Property and equipment additions                (   127,480)      (   321,889)
                                                 ----------        ----------
Net cash provided by investing activities           370,466           208,670
                                                 ----------        ----------
Cash flows from financing activities:
Net borrowing (payments) on line of credit      (    10,952)           10,952
Borrowing of long-term debt                      13,500,000               ---
Principal repayments of long-term
 debt and capital leases                        (   111,682)      (   130,275)
Loan costs                                      (   799,824)              ---
Restricted cash reserves                        (   950,000)              ---
Issuance of common stock                             25,000               ---
Repurchase warrants                             (   220,000)              ---
Purchase treasury stock                         (   402,393)      ( 2,170,745)
                                                 ----------        ----------
Net cash provided (used)
  by financing activities                        11,030,149       ( 2,290,068)
                                                 ----------        ----------

Increase (decrease) in cash                      11,863,235       ( 1,703,412)

Cash and cash equivalents, beginning of year      1,047,166         2,750,578
                                                 ----------        ----------
Cash and cash equivalents, end of year         $ 12,910,401      $  1,047,166
                                                 ==========        ==========

Supplemental disclosure of cash flow information
Interest paid                                  $    915,312      $     45,007
Income taxes received                          $      2,581      $     42,811

   The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.



                    EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common stock      Additional                  Treasury stock
                                 -----------------    Paid-in     Retained    --------------------
                                  Shares    Amount    Capital     Earnings    Shares     Amount
                                 ---------  ------   ----------   ----------  -------   ----------
Balance June 30, 1996            4,713,866  $4,713   $5,800,422   $3,463,267   47,000   $  206,124

Net income                              --      --           --      219,821       --           --

Purchase Smith Group shares             --      --           --           --  641,272    2,116,198

Open market purchases                   --      --           --           --   15,000       54,547
                                 ---------   -----    ---------    ---------  -------    ---------
Balance June 30, 1997            4,713,866   4,713    5,800,422    3,683,088  703,272    2,376,869

Net income                              --      --           --      442,370       --           --

Exercise of stock options           25,000      25       24,975           --    8,000       46,480

Tax benefit from exercise
  of stock options                      --      --       48,000           --       --           --

Repurchase warrants                     --      --   (  435,500)          --       --           --

Marler settlement                       --      --           --           --    5,000       18,125

Purchase Sanford Group shares           --      --           --           --   49,163      233,524

Exercise option to
  purchase shares                       --      --           --           --   11,400        2,234

Open market purchases                                                                      102,030
                                        --      --           --           --   26,000
                                 ---------   -----    ---------    ---------  -------    ---------
Balance June 30, 1998            4,738,866  $4,738   $5,437,897   $4,125,458  802,835   $2,779,262
                                 =========   =====    =========    =========  =======    =========

    The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.




                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

  Excal Enterprises, Inc. and subsidiaries (the "Company"), headquartered in Tampa, Florida, was engaged in two distinct business operations. The Company's commercial real estate venture was conducted by and through Imeson Center, Inc., a wholly owned subsidiary. On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property located in Jacksonville, Florida. As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new, single-purpose, wholly owned subsidiary, Jacksonville Holdings, Inc. Jacksonville Holdings, Inc. now owns, manages and leases the two-story warehouse and office facility containing 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. The Company's automotive services operations were conducted by and through Assix Automotive, Inc., a wholly owned subsidiary. In June 1996, the Board of Directors approved a plan to discontinue the automotive services operations. Assix Automotive, Inc. ceased operations in June 1997 and completed its liquidation in December 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows:

  Principles of Consolidation. The consolidated financial statements include the accounts of Excal Enterprises, Inc. and three wholly owned subsidiaries, Jacksonville Holdings, Inc., Imeson Center, Inc., and Assix Automotive, Inc. Imeson Center, Inc. was dissolved in 1998 after its operations were transferred to Jacksonville Holdings, Inc. The operations of Assix Automotive were discontinued and the company was dissolved during 1998.

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

  Intangible Assets. Costs incurred in closing the mortgage loan were capitalized and are being amortized over the five-year life of the loan. Commission costs represent the broker fees incurred related to the leases obtained for Imeson Center. These costs are amortized over the life of the leases.

  Revenue Recognition. Commercial real estate rental revenue consists of base rent, reimbursement of operational expenses and common area maintenance charges. The Company recognizes revenue when it is earned.

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

  Reclassifications. Certain reclassifications have been made to the financial statements in 1997 in order to conform to the 1998 presentation. None of the reclassifications affected the financial position or results of operations.


NOTE 3 - DEPENDENCE ON MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents at several financial institutions that it believes are of high credit quality and attempts to limit its exposure in any one particular instrument. There are times when balances maintained at certain financial institutions are in excess of insured limits.

  Net revenue of the Company consists of commercial real estate revenue from the lease and management of property located in Jacksonville, Florida. Three leases accounted for substantially all of the Company's revenue in fiscal 1998 and fiscal 1997 as follows:

                        Year Ended June 30, 1998   Year Ended June 30, 1997
                       -------------------------  -------------------------
Lessee                       Amount  % to Total          Amount  % to Total
--------------------     ----------  ----------      ----------  ----------
Laney & Duke             $2,409,945      53%         $2,365,314      71%
America Online              914,806      20%            864,086      26%
Prudential Insurance      1,237,679      27%            109,606       3%

  The Laney & Duke lease expires on December 31, 2000. The America Online lease expires on June 15, 2002. The Prudential Insurance Company lease expires June 15, 1999. The loss of any of these leases would have a significant impact on the Company (See Note 8).


NOTE 4 - DISCONTINUED OPERATIONS

  During the fourth quarter of fiscal 1996, the Company decided to terminate the agency agreements with its licensed agents effective June 30, 1997 and report the automotive service division as discontinued operations. During fiscal 1997, management reduced the reserve for discontinued operations by $256,000 ($155,000 after tax). In final liquidation of the automotive service operations, the Company has recorded aggregate proceeds of $609,670 from the disposal of assets, resulting in a loss of $1,048,889 and an aggregate loss from operations of $277,754, including depreciation of $115,288. There was no revenue from the automotive service division in fiscal 1998 and revenue of $245,220 in fiscal 1997.


NOTE 5 - LONG-TERM DEBT

  On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property located in Jacksonville, Florida. The mortgage bears a 9% interest rate with a monthly payment of $113,292 based on a twenty-five year amortization. The mortgage matures on October 1, 2002. The mortgage is secured by the land and building located in Jacksonville, Florida, that had a net carrying value of $7,517,292 as of June 30, 1998. The mortgage does not allow early repayment during the first two years of the loan term and provides for an early repayment penalty of 3%, 2% and 1% of the outstanding loan amount during the third year, fourth year, and first six months of the fifth year of the loan term, respectively.

  As a requirement of the mortgage, $950,000 was placed in an interest bearing reserve for future tenant improvements and leasing commissions. In addition, $1,372 per month is required to be placed in an interest bearing reserve for certain future maintenance items. Both of these reserves must be maintained over the term of the loan and any disbursements require monthly repayments. In January 1998, $121,125 was disbursed from the reserve to pay leasing commission on the renewal of certain leases. Beginning with the February 1998 payment, the Company is required to deposit $8,350 per month into the reserve until the disbursement is repaid. Annual maturities of long-term debt are as follows: 1999 - $147,104; 2000 - $174,886; 2001 - $191,292;
2002 - $209,236; 2003 - $12,665,800.


NOTE 6 - COMMITMENTS

  The Company incurred rent expense of $88,145 and $72,981 for the years ended June 30, 1998 and 1997, respectively. Future minimum lease payments under the non-cancelable operating lease for the corporate office space as of June 30, 1998 are as follows: 1999 - $63,613; 2000 - $73,400; 2001 - $25,690.

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

  As part of the restructuring in connection with the mortgage loan, Jacksonville Holdings, Inc. acquired 5,000,000 shares of Excal Enterprises Series B Participating Preferred Stock. These shares are shown as issued but not outstanding and all transactions related to their issuance have been eliminated in consolidation. The Series B Participating Preferred Stock, par value $0.001 entitles the holder to non-cumulative dividends at a rate equal to 6% of the liquidation value ($2.00 per share). The Series B Preferred Stock does not contain voting rights and is not redeemable.

Common Stock

  During the fiscal year ended June 30, 1998, the Company repurchased 26,000 shares of its common stock through open-market purchases at a cost of $102,030 and received 8,000 shares with a value of $46,480 as payment for withholding taxes due on the exercise of options. The Company received 5,000 shares of its common stock, with a value of $18,125, as part of the settlement of the lawsuit with Mr. Kerry Marler. As part of the settlement of the lawsuit with John Sanford, et. al., the Company purchased 49,163 shares of common stock at a cost of $233,524. The Company exercised its option to acquire 11,400 shares of common stock at a cost of $2,234 from a shareholder. The Company paid $220,000 for the right to repurchase three options to purchase a total of 285,000 shares of common stock. Future payments of $120,500 and $95,000 are due upon termination of each of the options but not later than January 15, 1999 and January 15, 2000, respectively. On September 30, 1997, options for the purchase of 25,000 shares of common stock were exercised. The exercise generated $25,000 in proceeds and $48,000 in tax savings for the Company.

  During the fiscal year ended June 30, 1997, the Company purchased 641,272 shares of its common stock for an aggregate cash purchase price of $2,116,198. In addition, the Company acquired 15,000 shares at a cost of $54,547 in open market purchases during fiscal 1997.

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

                                                   1998          1997
                                                 -------       -------
Net income (loss)              As reported     $ 442,370      $ 219,821
                               Pro forma       $ 396,022      $ 183,591

Earnings per share - basic     As reported     $     .11      $     .05
                               Pro forma       $     .10      $     .04

Earnings per share - diluted   As reported     $     .10      $     .05
                               Pro forma       $     .09      $     .04

  For purposes of the proforma presentation above, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 30 percent and expected lives of 3 years for both years and risk free interest rates of 5.81% and 6.4% in 1998 and 1997, respectively.

  A summary of the status of the options issued pursuant to the Plan and the options and warrants issued outside the Plan is as follows:

                                  Issued Pursuant           Issued outside
                                   to Option Plan           of Option Plan
                                --------------------     --------------------
                                            Exercise                 Exercise
                                   Shares   Price(1)     Shares(2)   Price(1)
                                ---------   --------     ---------   --------
Outstanding at June 30, 1996      130,000      $1.43     1,142,650      $2.20
Granted in fiscal 1997                 --         --       125,000      $2.34
Outstanding at June 30, 1997      130,000      $1.43     1,267,650      $2.21
Granted in fiscal 1998                 --         --        65,000      $4.83
Forfeited in fiscal 1998           25,000      $1.00            --         --
Exercised in fiscal 1998           25,000      $1.00            --         --
Outstanding at June 30, 1998       80,000      $1.71     1,332,650      $2.34

(1)  Weighted average exercise price.

(2) Does not include options to acquire 300,000 shares at an exercise price of $1.00 per share that were awarded to Park Newton in 1994 but have not been issued because of a requirement that the Board of Directors take certain actions prior to granting such options.

  The following table summarizes information about the options and warrants outstanding at June 30, 1998, stratified by exercise price:

                        Options Outstanding            Options Exercisable
                -----------------------------------  ----------------------
                              Weighted
                  Number      Average      Weighted     Number     Weighted
   Range of    Outstanding   Remaining     Average   Exercisable   Average
   Exercise    At June 30,  Contractual    Exercise  at June 30,   Exercise
    Prices         1998         Life        Price        1998       Price
-------------  -----------   ----------   ---------  -----------  ---------

Issued Pursuant to Option plan
------------------------------
     $1.44          75,000    7.1 years      $1.44       75,000      $1.44
     $5.74           5,000    0.9 years      $5.74        5,000      $5.74

Issued outside of Option Plan(1)
--------------------------------
 $0.53 to $1.13    645,000    5.9 years      $1.01      545,000      $1.06
 $1.70 to $2.34    427,650    4.5 years      $1.97      242,650      $2.17
 $4.69 to $4.95     65,000    6.7 years      $4.83       65,000      $4.83
 $5.63 to $7.43    195,000    1.4 years      $6.71      195,000      $6.71

1 Does not include options to acquire 300,000 shares at an exercise price of $1.00 per share that were awarded to Park Newton in 1994 but have not been issued because of a requirement that the Board of Directors take certain actions prior to granting such options.

NOTE 8 - COMMERCIAL REAL ESTATE RENTAL REVENUE

  The Company, through its wholly owned subsidiary Jacksonville Holdings, Inc., leases improved real property located in Jacksonville, Florida. The leases include a base rental fee, a contingent rental fee to reimburse the Company for operating costs and common area maintenance costs, and a requirement that the tenants pay for their own utilities. The land and building had a carrying cost of $8,298,961 and accumulated depreciation of $781,669 as of June 30, 1998. In August 1998, Prudential Insurance Company exercised its right to extend its lease for an additional four years. Minimum future rentals under non-cancelable leases are as follows: 1999 - $3,827,291; 2000 - $3,975,686; 2001 - $3,035,791; 2002 - $2,030,419; 2003 - $1,194,881;
2004 - $20,000; and, 2005 - $5,000.  During fiscal 1998 and 1997, rental revenue included $836,293 and $639,294 of contingent rentals, respectively.


NOTE 9 - LITIGATION SETTLEMENT

  In litigation over compensation, the Court awarded Harvey Moore compensation of $294,861 and pre-judgment interest of $85,445. These amounts were in excess of the $180,000 the Company had reserved. Harvey Moore and the Company agreed to pay the award in four monthly payments, including interest at 10% per annum, beginning June 6, 1997. This amount was paid in full by September 7, 1997.

  The Company and Mr. Marler reached a settlement agreement on November 17, 1997 during jury selection. The Company paid Mr. Marler $300,000, of which $236,480 was reserved at June 30, 1997 and Mr. Marler transferred 5,000 shares of Excal Enterprises common stock with a value of $18,125 to the Company in settlement of all outstanding claims.

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

  The Company agreed to settle its litigation with John Sanford, Walter Carucci, Paul Koether and Nelson Obus. The Company agreed to purchase 49,163 shares of Excal Enterprises common stock held by two of the defendants at market value ($4.75 at the time of the agreement) and all parties dismissed all claims.


NOTE 10 - INCOME TAXES

  The sources of significant temporary differences which gave rise to deferred tax assets and liabilities as of June 30, 1998 are as follows:

Deferred tax assets:
  Accrued salaries, bonuses and expenses                        $   313,000
  Tax basis of property, plant and equipment in excess of book       33,000
  Tax basis of intangible assets in excess of book                    1,000
  Net operating loss carryforward                                    48,000
                                                                  ---------
                                                                    395,000
  Less valuation allowance for loss carryforward                     15,000
                                                                  ---------
                                                                    380,000
                                                                  ---------
Deferred tax liabilities:
  Book basis of investment in subsidiaries in excess of tax       1,937,000
                                                                  ---------
                                                                  1,937,000
                                                                  ---------
   Net deferred tax liabilities                                 $ 1,557,000
                                                                  =========

  The valuation allowance decreased by $2,000 in 1998 and increased by $15,000 in 1997. The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheet as follows:

 Current assets                $   313,000
 Non-current liabilities         1,870,000
                               $ 1,557,000

  The components of the provision (benefit) for income taxes for the years ended June 30, 1998 and 1997 were as follows:

                                                        1998         1997
                                                      -------       -------
Current tax expense (benefit)                       $ 297,000     $( 82,000)
Deferred tax expense (benefit)                         15,000      (184,000)
                                                      -------       -------
                                                    $ 312,000     $(266,000)
                                                      =======       =======

  In 1998, current tax benefit of $50,000 ($155,000 in 1997) and deferred tax expense of $50,000 ($256,000 in 1997) were allocated to discontinued operations. The difference between the provision (benefit) for income taxes and the amounts obtained by applying the statutory US Federal Income Tax rate to the income before taxes is as follows:

                                                        1998          1997
                                                      -------       -------
Tax expense (benefit) at statutory rate            $  257,000     $( 68,000)
Increase (decreases) in taxes
 resulting from tax effects of:
  State income taxes, net of federal tax benefit       44,000      ( 56,000)
  Non-deductible expenses                              13,000        11,000
  Utilization of capital loss carryforward          (   2,000)           --
  Tax planning strategies                                  --      (153,000)
                                                      -------       -------
                                                   $  312,000     $(266,000)
                                                      =======       =======

   As of June 30, 1998, the Company had approximately $872,000 in net operating loss carryforwards for state tax purposes. The net operating loss carryforwards expire in the years 2010 and 2012.


NOTE 11 - 401(K) RETIREMENT PLAN

   The Company established a 401(k) retirement plan effective March 1, 1997. The Plan covers substantially all of its employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits. The Company contributed $14,818 and $3,910 to the Plan for the years ended June 30, 1998 and June 30, 1997, respectively.


NOTE 12 - RELATED PARTIES

   The Company has entered into Indemnity Agreements with its officers and directors under which the Company agrees to indemnify and hold harmless such individuals against all expense, judgments, fines, penalties, etc. reasonably incurred by each in connection with their services to the Company. However, such indemnification only applies following a specific determination that such individuals acted in good faith and in a manner that each reasonably believed to be in the best interests of the Company. The Board of Directors previously authorized the advance of costs and expenses incurred by certain of its officers, directors, employees and agents in connection with the Securities and Exchange Commission ("Commission") investigation. Such advances were conditioned on repayment if it was ultimately determined that the person on whose behalf the advance was made did not meet the statutory standards of conduct required for indemnification. Under Delaware law, a person may only be indemnified to the extent that they are determined to have acted in good faith and in a manner reasonably believed by them to be in the best interest of the Company. In connection with the Commission's investigation, the Company's Board of Directors engaged counsel to conduct an internal investigation of the matters underlying the Commission's investigation. Based upon such report and on the matters raised by the Commission's investigation, the Board of Directors discovered no evidence that such officers, directors, employees and agents acted other than in good faith and in a manner which they reasonably believed to have been in the best interests of the Company in discharging their duties. Accordingly, the Board of Directors has determined that such individuals are entitled to indemnification for costs and expenses incurred in connection with the Commission investigation referenced above. The Company has $350,000 accrued for judgments and fines as of June 30, 1998.


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

   On September 26, 1995, the Commission filed suit in the Federal District Court for the Middle District of Florida (Civ. No. 95-1583-CIV-T-23-B) against the Company, R. Park Newton, III (former President and Chief Executive Officer), Frederic S. Schadt, and Richard I. Brewer (former Controller). The complaint alleges that the Company and in various instances the above named individuals: (i) during the fiscal years 1991 through 1993 concealed the loss of the Company's principal customers as licensed dealers and filed false periodic reports under the Exchange Act with respect thereto; (ii) falsified the Company's books and records in order to conceal the loss of its principal customers, including using allegedly fictitious invoices to deceive the Company's auditors; and, (iii) understated the value of commercial real estate received by the Company in a contractual settlement with Sears in order to reduce the Company's income tax liability, despite the fact that the value was derived from an independent MAI appraisal.

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

   The complaint also alleges that Mr. Newton and Mr. Schadt violated certain provisions of the Securities Act, the Exchange Act and the rules thereunder by engaging in illegal insider trading in the Company's common stock. The Commission contends that (i) Mr. Newton sold Company stock while the Company was concealing the loss of its principal customers; and (ii) Mr. Newton improperly disclosed to Mr. Schadt material non-public information concerning settlement negotiations between the Company and Sears, and Mr. Schadt acquired Company common stock in reliance on such non-public information. The complaint also alleges that Mr. Newton failed to timely file with the Commission required reports of his trading.

   The Commission seeks (i) a permanent injunction against the Company and the individual defendants enjoining them from violating certain provisions of the federal securities laws; (ii) an order permanently prohibiting Mr. Newton from serving as an officer or director of a company whose securities are publicly held and regulated by the Commission; (iii) disgorgement by Messrs. Newton and Schadt of profits resulting from the allegedly improper stock transactions;
(iv) an order requiring the Company to obtain a new appraisal for Imeson Center and to restate its financial statements to reflect the new appraisal; and (v) an order requiring the Company and Messrs. Newton, Brewer, and Schadt to pay civil penalties under the Securities Enforcement Remedies and Penny Stock Performance Act of 1990.

  The case is currently in discovery through October 1, 1998 and trial is to be scheduled for December 1998.


B.  Channel Partnership II, GP

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

   The Company and Channel Partnership have agreed to a tentative settlement. The settlement is based upon actions taken by the Company to increase shareholder value and an agreement that the Company will not oppose Channel Partnership's request for reimbursement of fees and costs not to exceed $134,500. The Court must approve the settlement before it becomes effective. If the Court approves the settlement, the Court will then determine the amount to award for fees and costs, if any. The hearing is currently scheduled for October 15, 1998.


C.  Harvey Moore

  This lawsuit was finalized in February 1997. Harvey Moore has petitioned the Court for an award of fees and costs of $362,766, plus statutory interest. The hearing was held in April 1998. The judge asked each party to submit a written brief. To date, no ruling has been made.

General

   The Company recorded various reserves in previous years for the above referenced litigation matters. As of June 30, 1998, there were no reserves outstanding, except the $350,000 reserve referenced in Note 12. It is reasonably possible that a change in estimate, which is not determinable at this time, will occur in the near term.