Form 10QSB
period 1998-09-30
EXCAL ENTERPRISES INC
filed 1998-11-16
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________


                          Commission File No. 0-17069


                                    Excal Enterprises, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                  59-2855398
-------------------------------          ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

           100 North Tampa Street, Suite 3575, Tampa, Florida 33602
           --------------------------------------------------------
                   (Address of principal executive offices)

                              (813) 224-0228
                         --------------------------
                           Issuer's telephone number

              ---------------------------------------------------
             (Former Name, former address and former fiscal year,
                         if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X      No

As of October 31, 1998, there were 4,337,013 shares of the issuer's common stock, par value $0.001, outstanding.
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (unaudited)

                                    ASSETS
Current assets
  Cash and cash equivalents                                      $ 12,418,260
  Accounts receivable,  less allowance
   for doubtful accounts of $1,654                                    345,625
  Notes receivable                                                    304,942
  Prepaid expenses and deposits                                       408,996
  Deferred tax asset                                                  261,000
                                                                   ----------
      Total current assets                                         13,738,823
                                                                   ----------
Property, plant and equipment
  Land                                                              1,600,000
  Buildings and improvements                                        6,798,961
  Furniture, fixtures, vehicles and equipment                         460,102
                                                                   ----------
                                                                    8,859,063
    Less accumulated depreciation and amortization                  1,070,717
                                                                   ----------
      Net property, plant and equipment                             7,788,346
                                                                   ----------
Loan reserves                                                         921,866
Commission costs, less accumulated amortization of $308,755           254,290
Loan costs, less accumulated amortization of $166,597                 666,387
                                                                   ----------
       Total Assets                                              $ 23,369,712
                                                                   ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                               $    427,076
  Accrued liabilities                                               1,495,297
  Reserve for litigation                                              566,745
  Income tax payable                                                   25,000
  Current portion of long-term debt                                   150,439
                                                                   ----------
      Total current liabilities                                     2,664,557

Long-term debt                                                     13,198,951
Deferred tax liability                                                945,000
                                                                   ----------
      Total liabilities                                            16,808,508
                                                                   ----------
Stockholders' equity
  Preferred stock, $.01 par value, 7,500,000 shares authorized,
    5,000,000 shares issued, no shares outstanding                          -
  Common stock, $.001 par value, 20,000,000 shares authorized,
    4,738,866 shares issued, 4,337,013 shares outstanding               4,738
  Additional paid-in capital                                        4,800,983
  Retained earnings                                                 4,063,425
  Less 401,853 shares of common stock held in treasury at cost    ( 1,728,917)
                                                                   ----------
                                                                    7,140,229
  Less notes receivable from stockholders                             579,025
                                                                   ----------
      Total stockholders' equity                                    6,561,204
                                                                   ----------
      Total Liabilities and Stockholders' Equity                 $ 23,369,712
                                                                   ==========

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Quarter Ended September 30
                                                   --------------------------
                                                        1998            1997
                                                     ---------      ---------

Net revenue                                        $ 1,170,829    $ 1,167,949
                                                     ---------      ---------

Operating costs                                        664,232        598,688
Depreciation and amortization                          157,448        115,767
                                                     ---------      ---------
     Total operating costs                             821,680        714,455
                                                     ---------      ---------
     Net operating profit                              349,149        453,494
                                                     ---------      ---------
Other expense (income)
  Interest expense                                     310,897          3,635
  Litigation settlement                                217,273              -
  Professional fees related to litigation              158,091        129,000
  Interest income                                   (  184,836)    (   12,088)
  Miscellaneous income                              (   53,243)    (   22,677)
                                                     ---------      ---------
     Net other expense                                 448,182         97,870
                                                     ---------      ---------

Income (loss) before income taxes                   (   99,033)       355,624

Income tax provision (benefit)                      (   37,000)       145,000
                                                     ---------      ---------
Net income (loss)                                  $(   62,033)   $   210,624
                                                     =========      =========

Earnings (loss) per share - basic                  $(      .02)   $       .05
                                                     =========      =========
Earnings (loss) per share - diluted                $(      .02)   $       .05
                                                     =========      =========
Weighted average shares outstanding
  Common                                             3,944,748      3,994,920
  Common and equivalent                              3,944,748      4,461,853

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   Quarter Ended September 30
                                                   --------------------------
                                                      1998             1997
                                                   ----------      ----------
Cash flows from operating activities
  Net income (loss)                              $(    62,033)   $    210,624
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Depreciation and amortization                   157,448         118,882
      Other adjustments                           (    34,989)    (    48,299)
      Increase in net operating assets:           (   205,204)    (   442,768)
                                                   ----------      ----------
          Net cash used by operating activities   (   144,778)    (   161,561)
                                                   ----------      ----------
Cash flows from investing activities
  Proceeds from sale of assets                              -          37,161
  Property and equipment additions                (     8,435)    (    28,393)
  Loans to unrelated privately held company       (   300,000)              -
                                                   ----------      ----------
          Net cash provided (used)
           by investing activities                (   308,435)          8,768
                                                   ----------      ----------
Cash flows from financing activities
  Net borrowing of long-term debt                           -      13,500,048
  Principal repayments of long-term debt          (    38,928)              -
  Loan costs                                                -     (   659,544)
  Restricted cash reserves                                  -     (   950,000)
  Issuance of common stock                                  -          25,000
  Repurchase warrants                                       -     (   110,000)
  Purchase of treasury stock                                -     (   148,510)
                                                   ----------      ----------
          Net cash provided (used)
           by financing activities                (    38,928)     11,656,994
                                                   ----------      ----------

Increase (decrease) in cash                       (   492,141)     11,504,201

Cash and cash equivalents
 at beginning of period                            12,910,401       1,047,166
                                                   ----------      ----------

Cash and cash equivalents at end of period       $ 12,418,260    $ 12,551,367
                                                   ==========      ==========


See Note 2 for discussion of non-cash transactions.

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended September 30, 1998 and 1997, (b) the financial position at September 30, 1998, and (c) cash flows for the three-month periods ended September 30, 1998 and 1997, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1998. The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - STOCKHOLDERS' EQUITY

    On September 28, 1998, the officers and directors of the Company exercised options to purchase 640,000 shares of common stock. The 640,000 shares were issued from treasury stock with a cost basis of $2,215,558. One director paid the exercise price with 41,026 shares of previously issued shares of common stock with a value of $200,000. The exercise prices for the remaining shares were paid with recourse notes to the Company in the aggregate amount of $579,025. The notes require annual interest payments at a rate of 5.57% with the principal due on September 28, 2003. In addition to the aggregate exercise price of $779,025, the Company received a tax benefit of $838,000 as a result of the exercise of the options. The officers and directors used 197,992 shares with a value of $965,213 to pay the withholding taxes due upon the exercise of the options. As of September 30, 1998, the Company had a payroll tax liability of $1,003,594, representing the payroll taxes withheld plus $38,381 in payroll taxes due from the Company as a result of the exercise of the options. This liability was paid immediately after the end of the quarter.



Item 2.  Management's Discussion and Analysis.

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

    The Company has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue". The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that its software and that of its major vendors are year 2000 compliant and will not pose significant operational problems for the Company's computer systems.

    The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

    The following discussion compares the results of operations for the three-month period ended September 30, 1998 (First Quarter 1999) with the three-month period ended September 30, 1997 (First Quarter 1998).

Results of Operations

    Net revenue of the Company consists of commercial real estate rental revenue from the lease and management of property located in Jacksonville, Florida (Imeson Center). The property consists of approximately 1,392,000 rentable square feet of warehouse space and 274,000 rentable square feet of office space. The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities.

    Net revenue increased slightly to $1,170,829 in First Quarter 1999 from $1,167,949 in First Quarter 1998. The base minimum rental fee increased by $38,860 (4%) as a result of increases in the base minimum rent per square foot. The contingent rental fee decreased by $35,981 (15%) as a result of reductions in reimbursable operating costs.

    Operating costs increased by 11% to $664,232 in First Quarter 1999 from $598,688 in First Quarter 1998. Professional fees and travel costs increased by $104,296 in First Quarter 1999 over First Quarter 1998. These increases were primarily related to acquisition efforts. The increased costs were partially offset by a decrease in salaries and the reduction in reimbursable operating costs of Imeson Center. Depreciation and amortization increased primarily as a result of the amortization of loan costs.

    The increase in interest expense was related to the mortgage loan obtained at the end of First Quarter 1998. Fees related to the settlement of litigation totaled $217,273 in First Quarter 1999. The Court awarded legal fees to Harvey Moore in the amount of $82,246. The Court may award a small amount of additional costs pending receipt of adequate documentation. This is significantly less than the $362,766 requested by Harvey Moore. The Court approved the settlement agreement with Channel Partnership, LLP at the hearing held on October 15, 1998. The Court also awarded Channel Partnership reimbursement of fees and costs in the amount of $134,500. Professional fees related to litigation were $158,091 in First Quarter 1999 compared to $129,000 in First Quarter 1998. The savings from the litigation that was settled prior to First Quarter 1999 were offset by the costs of discovery and preparation for trial in the Securities and Exchange Commission litigation.



Liquidity and Capital Resources

    The cash used by operating activities was $144,778 in First Quarter 1999 compared to cash used of $161,561 in First Quarter 1998. In First Quarter 1999 the Company's operations provided $60,426 in working capital compared to $281,207 of working capital in First Quarter 1998. The increase in net operating assets in First Quarter 1999 was primarily related to the accrual of the litigation settlements. The increase in net operating assets in First Quarter 1998 was the result of paying off liabilities, incurred prior to June 30, 1997, related to the lease of office space to Prudential Insurance Company and placing $299,216 in reserves with the mortgage lender for taxes, insurance, and repairs.

    Property and equipment additions in both First Quarter 1999 and First Quarter 1998 were for equipment used at Imeson Center.

    Cash of $38,928 was used by financing activities in First Quarter 1999, as compared to cash provided by financing activities of $11,656,994 in the First Quarter 1998. The Company closed on a mortgage loan in the amount of $13,500,000 on September 30, 1997. Loan costs associated with the loan through September 30, 1997 were $692,704, of which $33,160 were incurred in the prior fiscal year. As a requirement of the mortgage loan, $950,000 was placed into a reserve for future tenant improvements and leasing commissions. The net proceeds of the mortgage are expected to be used primarily for the acquisition of new businesses but will also be used for the continued development of the Imeson center property. In First Quarter 1998, the Company purchased three warrants to purchase a total of 285,000 shares of common stock for $435,500. Total payments of $215,500 and $325,500 were still owed as of September 30, 1998 and 1997, respectively. On September 28, 1998, options were exercised for the purchase of 640,000 shares of common stock with an aggregate exercise price of $779,025, generating $838,000 in tax savings for the Company. The exercise price was paid with existing shares of common stock and recourse notes. Of the 640,000 shares, 197,992 shares were turned in to the Company as payment for withholding taxes due on exercise. Immediately after the end of the quarter, the Company paid the $1,003,594 in payroll and withholding taxes due on the exercise.

    The Company did not have any material commitments for capital expenditures as of September 30, 1998 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop outparcels at the Imeson Center. The Company is expending resources to identify, evaluate, and negotiate with potential acquisition candidates in order to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. The Company believes the proceeds from the mortgage obtained on its Imeson Center property will be sufficient to meet its needs for at least the next year. However, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.

PART II - OTHER INFORMATION

Item 1.  - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

Securities and Exchange Commission

    The trial has not been scheduled for December and is expected to be delayed until the first quarter of 1999.

Channel Partnership II, GP

    The Court approved the settlement agreement at the hearing held on October 15, 1998. The settlement agreement requires, among other things, that the Company purchase shares of its common stock in accordance with SEC Rule 10b-18 in the event the closing bid price falls below $3.30 for twenty consecutive days. The purchase commitment will continue until such time as the Company has purchased an aggregate of 600,000 shares, or the stock price closes at or above $3.30 per share, or October 15, 1999. The Court also awarded Channel Partnership fees and costs of $134,500.

Harvey Moore

    The Court awarded Harvey Moore fees and costs of $82,246. The Court may award a small amount of additional costs pending receipt of adequate documentation.


Item 2.  - Exhibits and Reports on Form 8-K.

(a) Exhibits

        27  Financial Data Schedule

(b) Reports on Form 8-K

        None.
                                  SIGNATURES



    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: November 13, 1998              /s/ W. CAREY WEBB
                                        W. Carey Webb
                                        President and
                                        Chief Executive Officer



  Dated: November 13, 1998              /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                        Vice President and
                                        Chief Financial Officer