Form 10QSB
period 1998-12-31
EXCAL ENTERPRISES INC
filed 1999-02-22
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the quarterly period ended December 31, 1998


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________


                          Commission File No. 0-17069


                                    Excal Enterprises, Inc.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                 59-2855398
   ------------------------------       -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

           100 North Tampa Street, Suite 3575, Tampa, Florida  33602
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

                         Yes [X]     No [ ]

As of January 31, 1999, there were 4,385,458 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

                                  ASSETS                         (unaudited)
Current Assets
Cash and cash equivalents                                        $ 10,452,919
Accounts receivable, less allowance of $103,687                       708,399
Notes receivable                                                      315,893
Inventory                                                             545,741
Prepaid expenses and deposits                                         294,227
Deferred tax asset                                                    250,000
                                                                   ----------
     Total current assets                                          12,567,179
                                                                   ----------
Property, plant and equipment
Land                                                                1,600,000
Buildings and improvements                                          6,863,235
Furniture, fixtures, vehicles and equipment                         2,428,308
                                                                   ----------
                                                                   10,891,543
    Less accumulated depreciation and amortization                  1,623,471
                                                                   ----------
       Net property, plant and equipment                            9,268,072
                                                                   ----------
Restricted cash reserves                                              735,131
Commission costs, less accumulated amortization of $276,564           338,027
Loan costs, less accumulated amortization of $208,246                 624,738
                                                                   ----------
       Total Assets                                              $ 23,533,147
                                                                   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                 $    679,975
Accrued liabilities                                                   349,677
Reserve for litigation                                                432,246
Income tax payable                                                     25,000
Line of credit                                                        723,087
Current portion of long-term debt                                     180,104
                                                                   ----------
      Total current liabilities                                     2,390,089
Long-term debt                                                     13,459,896
Deferred tax liability                                              1,248,000
                                                                   ----------
      Total Liabilities                                            17,097,985
                                                                   ----------
Minority interest equity                                                1,041

Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares authorized,
  5,000,000 shares issued, no shares outstanding                           --
Common stock, $.001 par value, 20,000,000 shares authorized,
  4,738,866 shares issued, 4,308,113 shares outstanding                 4,738
Additional paid-in capital                                          4,778,983
Retained earnings                                                   4,044,464

Less 430,753 shares of common stock held in treasury at cost      ( 1,815,039)
                                                                   ----------
                                                                    7,013,146
Less notes receivable from stockholders                           (   579,025)
                                                                   ----------
      Total stockholders' equity                                    6,434,121
                                                                   ----------
      Total Liabilities and Stockholders' Equity                 $ 23,533,147
                                                                   ==========

   The accompanying notes are an integral part of the consolidated financial statements


                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                             Three Months Ended           Six Months Ended
                                December 31                 December 31
                          -----------------------      ----------------------
                              1998         1997           1998         1997
                           ---------    ---------      ---------    ---------
Rental revenue           $ 1,160,824  $ 1,128,991    $ 2,331,653  $ 2,296,940
Sports licensing sales       188,548           --        188,548           --
                           ---------    ---------      ---------    ---------
  Total net revenue        1,349,372    1,128,991      2,520,201    2,296,940
Cost of sports
 licensing sales             105,672           --        105,672           --
                           ---------    ---------      ---------    ---------
Gross margin               1,243,700    1,128,991      2,414,529    2,296,940
                           ---------    ---------      ---------    ---------
Rental operating costs       539,788      575,900      1,204,020    1,174,588
Sports licensing
 operating costs             138,124           --        138,124           --
Depreciation and
 amortization                172,471      160,575        329,919      276,342
                           ---------    ---------      ---------    ---------
  Total operating costs      850,383      736,475      1,672,063    1,450,930
                           ---------    ---------      ---------    ---------
  Net operating profit       393,317      392,516        742,466      846,010
                           ---------    ---------      ---------    ---------
Other expense (income)
  Interest expense           305,306      307,136        616,203      310,771
  Professional fees
   related to litigation     297,721      155,810        455,812      284,810
  Litigation Settlement           --       45,395        217,273       45,395
  Loss (gain) on
   disposals of assets           170   (   58,141)           170   (   58,141 )
  Interest income         (  174,904)  (  182,822)    (  359,740)  (  194,910 )
  Miscellaneous income    (   15,015)  (   34,875)    (   68,258)  (   57,552 )
                           ---------    ---------      ---------    ---------
     Net other expense       413,278      232,503        861,460      330,373
                           ---------    ---------      ---------    ---------
Income (loss)
 before income taxes      (   19,961)     160,013     (  118,994)     515,637
Income tax
 provision (benefit)      (    1,000)      67,000     (   38,000)     212,000
                           ---------    ---------      ---------    ---------
Net income (loss)        $(   18,961) $    93,013    $(   80,994) $   303,637
                           =========    =========      =========    =========
Earnings (loss)
 per share
  Basic                  $(       --) $       .02    $(      .02) $       .08
                           =========    =========      =========    =========
  Diluted                $(       --) $       .02    $(      .02) $       .07
                           =========    =========      =========    =========
Weighted average
 shares outstanding
  Common                   4,336,071    3,999,148      4,140,410    3,997,034
  Common and equivalent    4,336,071    4,466,081      4,140,410    4,467,886

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                  Six Months Ended December 31
                                                  ----------------------------
                                                      1998             1997
                                                  ----------        ----------
Cash provided by operating activities
Net income (loss)                               $(    80,994)    $    303,637
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Depreciation and amortization                        329,919          279,799
Other adjustments                                (    98,947)          98,830
Increase in net operating assets                 (   625,236)     (   685,651)
                                                  ----------       ----------
Net cash provided by operating activities        (   475,258)     (     3,385)
                                                  ----------       ----------
Cash flows from investing activities
Proceeds from sale of assets                              --          535,006
Property and equipment additions                 (    81,744)     (    56,485)
Loans to unrelated privately held company        (   300,000)              --
                                                  ----------       ----------
Net cash provided by investing activities        (   381,744)         478,521
                                                  ----------       ----------
Cash flows from financing activities
Net proceeds (payments) on line of credit                 --      (    10,952)
Principal repayments of notes payable            (   430,000)              --
Net proceeds from long-term debt                          --       13,500,000
Principal repayments of long-term debt           (    80,764)     (    36,396)
Loan costs                                                --      (   799,824)
Restricted cash reserves                                  --      (   950,000)
Issuance of common stock                                  --           73,000
Repurchase warrants                                       --      (   110,000)
Purchase of treasury stock                       ( 1,089,716)     (   166,635)
                                                  ----------       ----------
Net cash provided (used)
 by financing activities                         ( 1,600,480)      11,499,193
                                                  ----------       ----------
Increase (decrease) in cash                      ( 2,457,482)      11,974,329

Cash and cash equivalents at beginning of period  12,910,401        1,047,166
                                                  ----------       ----------
Cash and cash equivalents at end of period      $ 10,452,919     $ 13,021,495
                                                  ==========       ==========

See Note 5 for discussion of non-cash transactions.

   The accompanying notes are an integral part of the consolidated financial statements



                            EXCAL ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended December 31, 1998 and 1997, (b) the financial position at December 31, 1998, and (c) cash flows for the six-month periods ended December 31, 1998 and 1997, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended June 30, 1998. The results of operations for the three-month and six-month periods ended December 31, 1998 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - ACQUISITION

    In December 1998, Excal Enterprises, Inc, through its wholly owned subsidiary Excal Sports Group, Inc., closed on the acquisition of Roxbury Industries Corp ("Roxbury"). Excal invested $1.5 million in Roxbury and received 1,000,000 shares of Roxbury's common stock, par value $0.001, representing all of the outstanding shares of common stock of Roxbury. The former common stockholders of Roxbury exchanged their common stock for 1,040,816 shares of convertible preferred stock of Roxbury, par value $0.001. The preferred stock does not contain preferential rights to distributions, does not have voting rights and is convertible into common stock of Roxbury beginning on July 15, 2002. The number of shares that the preferred stock will convert into varies based on the financial performance of Roxbury.


NOTE 3 - INVENTORY

    The gross profit method was used to estimate inventories at December 31, 1998.


NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

    There were several short-term debt obligations of Roxbury outstanding at the time of acquisition. The short-term notes, totaling $430,000 were paid-off in December 1998. The remaining debt of Roxbury consists of the following three notes.

    Roxbury has a $725,000 line of credit from European American Bank, bearing interest at 1.5% over prime rate (9.25% at December 31, 1998). The line of credit renews in July 1999 and had an outstanding balance of $723,087 as of December 31, 1998.

    Prior to the acquisition, the majority shareholder of Roxbury loaned $150,000 to Roxbury. Interest is due annually in December at the rate of 6% per annum. The principal balance is due on July 15, 2002.

    Roxbury received a loan from the New York Job Development Authority, the proceeds of which were used to renovate the building where the operations are located. This loan bears interest at 8.25% per annum. The outstanding principal was $180,421 at December 31, 1998. Monthly principal and interest payments of $2,328 are due through March 2008.


NOTE 5 - STOCKHOLDERS' EQUITY

    On September 28, 1998, officers and directors of the Company exercised options to purchase an aggregate of 640,000 shares of common stock. The 640,000 shares were issued from treasury stock with a cost basis of $2,215,558. One director paid the exercise price with 41,026 shares of previously owned shares of common stock with a value of $200,000. The exercise prices for the remaining shares were paid with recourse notes to the Company in the aggregate amount of $579,025. The notes require annual interest payments at a rate of 5.57% with the principal due on September 28, 2003. In addition to the aggregate exercise price of $779,025, the Company received an income tax benefit of $816,000 and incurred payroll tax costs of $38,381 as a result of the exercise of the options. The officers and directors used 197,992 shares otherwise issuable under the options, with a value of $965,213, to pay the withholding taxes due upon the exercise of the options.

    During the six months ended December 31, 1998, the Company purchased 28,900 shares of its common stock in market transactions at an aggregate cost of $86,122.


NOTE 6 - SEGMENT INFORMATION

    With the acquisition of Roxbury, the Company has two reportable business segments. These segments have been determined by product line and consist of the rental of commercial real estate and the manufacture and distribution of sports licensing products. The revenue shown on the face of the financial statements was from external sources. The segment information disclosures not included on the face of the financial statements are detailed in the tables below. The "Other" category includes corporate related items and income and expense items not allocated to reportable segments.

                                   Three Months Ended       Six Months Ended
                                       December 31             December 31
                                   ------------------      ------------------
                                    1998        1997         1998       1997
                                   -------    -------      -------    -------
Segment income (loss)
 before income taxes
  Real estate operations         $ 222,566  $ 161,397    $ 331,922  $ 641,973
  Sports licensing operations     ( 75,234)        --     ( 75,234)        --
  Other                           (167,293)  (  1,384)    (375,682)  (126,336)
                                   -------    -------      -------    -------
Total income (loss)
 before income taxes             $( 19,961) $ 160,013    $(118,994) $ 515,637
                                   =======    =======      =======    =======

                                     As of December 31
                                --------------------------
                                   1998            1997
                                ----------      ----------
Identifiable assets
  Real estate operations       $12,766,277     $12,260,478
  Sports licensing operations    3,165,904              --
  Other                          7,600,966      11,551,872
                                ----------      ----------
    Total identifiable assets  $23,533,147     $23,812,350
                                ==========      ==========



Item 2.  Management's Discussion and Analysis.

    Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations. Forward-looking statements, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, and prices; and (iii) other risks and uncertainties as indicated from time to time in the Company's filings with the Securities and Exchange Commission.

    The Company has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue". The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that its software and that of its major vendors and customers are year 2000 compliant or will not pose significant operational problems for the Company's computer systems.

    The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

    The following discussion compares the results of operations for the three-month period ended December 31, 1998 (Second Quarter 1999) with the three-month period ended December 31, 1997 (Second Quarter 1998) and the six-month period ended December 31, 1998 (1999 YTD) with the six-month period ended December 31, 1997 (1998 YTD).

Results of Continuing Operations

    The Company's operations fall into two distinct businesses: the manufacture and distribution of sports licensing knit products and the rental of commercial real estate. In December 1998, the Company acquired Roxbury Industries Corp ("Roxbury"), which produces and distributes knit products.
The Company owns, leases, and manages a two story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida.

Sports Licensing Products

    Roxbury manufactures and distributes logo/personalized knit scarves, knit headwear and bears with sweaters. The logos include team names of the National Football League, Major League Baseball, the National Hockey League, and most major colleges. In addition, Roxbury has produced logo products for high schools throughout the United States. Roxbury's logo products are primarily sold through bookstores, arena concessions and sporting goods outlets. These products are marketed under the "4.0" (4 point 0) tradename.

    The personalized products that Roxbury manufactures are marketed under the tradename "1 800 I-LOVE-IT"T. The products are personalized knit gifts that evoke lasting memories of special occasions passed. The leading products are the "Birth Bear"r and "Birth Blanket"T. These bears and blankets are personalized with the baby's name, date of birth, weight and length knitted into the fabric of the product. Other products include bears with sweaters celebrating special occasions sold under the trademark "Ultimate Greeting Card"T. These products are distributed through gift shops and directly to consumers through catalog sales.

    The revenue and expenses of the sports licensing division are only included for the month of December 1998. The sports licensing division accounted for $15,241 of the total depreciation and amortization expenses for the Second Quarter 1999 and 1999 YTD. The net operating loss of the sports licensing division was $70,489 for both the Second Quarter 1999 and 1999 YTD.


Commercial Real Estate

    The commercial real estate operations consist of the lease and management of property located in Jacksonville, Florida (Imeson Center). The property consists of approximately 1,392,000 square feet of warehouse space and 274,000 square feet of office space. The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities.

    Net revenue increased slightly to $1,160,824 in Second Quarter 1999 from $1,128,991 in Second Quarter 1998 and to $2,331,653 in 1999 YTD from $2,296,940 in 1998 YTD. The base minimum rental fee increased by $38,476 (4%) in the three-month period and $77,337 (4%) in the six-month period as a result of increases in the base minimum rent per square foot. The contingent rental fee decreased by $6,644 (3%) in the three-month period and $42,624 (9%) in the six-month period as a result of reductions in reimbursable operating costs.

    Operating costs decreased slightly to $539,788 in Second Quarter 1999 from $575,900 in Second Quarter 1998. Operating costs for 1999 YTD increased by 3% to $1,204,020 from $1,174,588 in 1998 YTD. Reimbursable operating costs declined for both the three-month and six-month periods ended December 31, 1998, as compared to the same periods of the prior year. This decline was offset in the 1999 YTD period by an increase in professional fees related to investigating expansion opportunities on the property.

    Depreciation and amortization decreased by $3,345 in Second Quarter 1999 to $157,230, as compared to Second Quarter 1998. However, depreciation and amortization increased by $38,336 in 1999 YTD compared to 1998 YTD. The increase was primarily the result of the amortization of loan costs, which did not begin until October of 1997.

    The net operating profit of the commercial real estate division increased from $392,516 in Second Quarter 1998 to $463,806 in Second Quarter 1999. The net operating profit for 1999 YTD was $ 812,955, compared to $846,010 for 1998 YTD.

Other Expense (Income)

    The increase in interest expense for 1999 YTD, as compared to 1998 YTD, was related to the mortgage loan obtained at the end of the First Quarter 1998. Professional fees related to litigation increased significantly in Second Quarter 1999 and 1999 YTD as compared to Second Quarter 1998 and 1998 YTD. The costs in Second Quarter 1999 and 1999 YTD are almost totally related to the Securities and Exchange Commission litigation. The litigation settlement expenses in 1999 YTD are related to the Harvey Moore and Channel Partnership, LLP settlements. The Court awarded legal fees to Harvey Moore in the amount of $82,246. The Court said it may award a small amount of additional costs pending receipt of adequate documentation. This is significantly less than the $362,766 requested by Harvey Moore. However, Harvey Moore has appealed the Court's decision. The Court approved the settlement agreement with Channel Partnership, LLP at the hearing held on October 15, 1998. The Court also awarded Channel Partnership reimbursement of fees and costs in the amount of $134,500. The increase in interest income in 1999 YTD as compared to 1998 YTD relates to the increased cash balances as a result of the closing of the mortgage loan at the end of September 1997.

Liquidity and Capital Resources

    The cash used by operating activities was $475,258 in 1999 YTD compared to $3,385 in 1998 YTD. The Company's operations provided $149,978 in working capital in 1999 YTD compared to $682,266 of working capital in 1998 YTD. The increase in net operating assets in 1999 YTD was primarily created by an increase of $416,909 in net operating assets of Roxbury between the date of acquisition and December 31, 1998. The increase in net operating assets in 1998 YTD was the result of paying off liabilities, incurred prior to June 30, 1997, related to the lease of office space to Prudential Insurance Company and placing $299,216 in reserves with the mortgage lender for taxes, insurance, and repairs.

    Property and equipment additions in both fiscal 1999 and fiscal 1998 YTD were for equipment used at Imeson Center.

    Cash of $1,600,480 was used by financing activities in 1999 YTD, as compared to cash provided by financing activities of $11,499,193 in 1998 YTD. The Company closed on a mortgage loan in the amount of $13,500,000 on September 30, 1997. Loan costs associated with the loan were $832,984, of which $33,160 was incurred in the prior fiscal year. As a requirement of the mortgage loan, $950,000 was placed into a reserve for future tenant improvements and leasing commissions. The net proceeds of the mortgage are expected to be used primarily for the acquisition of new businesses but will also be used for the continued development of the Imeson Center property. In First Quarter 1998, the Company acquired three warrants to purchase a total of 285,000 shares of common stock for $435,500. Total payments of $215,500 and $325,500 were still owed as of December 31, 1998 and 1997, respectively. On September 28, 1998, stock options held by officers and directors of the Company were exercised for the purchase of 640,000 shares of common stock with an aggregate exercise price of $779,025, generating $816,000 of income tax savings and $38,381 of payroll tax expenses for the Company. The exercise price was paid with existing shares of common stock and recourse notes. Of the 640,000 shares, 197,992 shares were turned into the Company as payment for withholding taxes due on exercise. The Company purchased 28,900 shares of its common stock at an aggregate cost of $86,122 in 1999 YTD.

    The Company did not have any material commitments for capital expenditures as of December 31, 1998 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop outparcels at the Imeson Center. The Company is expending resources to identify, evaluate, and negotiate with potential acquisition candidates in order to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. The Company's $725,000 line of credit renews in July 1999. No assurance can be given that a renewal on terms acceptable to the Company will be obtained. The Company believes its current liquidity position will be sufficient to meet its needs for at least the next year. However, any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

Securities and Exchange Commission

    The trial has not been scheduled and is not expected to begin before summer of 1999.

Channel Partnership II, GP

    The Court approved the settlement agreement at the hearing held on October 15, 1998. The settlement agreement required, among other things, that the Company purchase shares of its common stock in accordance with SEC Rule 10b-18 in the event the closing bid price falls below $3.30 for twenty consecutive days. The purchase commitment will continue until such time as the Company:
(i) has purchased an aggregate of 600,000 shares, or (ii) the stock price closes at or above $3.30 per share, or (iii) October 15, 1999. The Court also awarded Channel Partnership fees and costs of $134,500.

Harvey Moore

    The Court awarded Harvey Moore fees and costs of $82,246. The Court may award a small amount of additional costs pending receipt of adequate documentation. Harvey Moore has appealed the Court's decision.

Item 2.  Exhibits and Reports on Form 8-K.

(a) Exhibits

 3.1    By-laws, as amended
 4.1    Amendment to Rights Agreement dated April 18, 1994
10.1    Second amendment to Webb employment agreement
10.2    Third amendment to Newton employment agreement
10.3    Stock Option Agreement with Timothy R. Barnes dated 9/28/98
10.4    Stock Option Agreement with John L. Caskey dated 2/18/98  *
10.5    Stock Option Agreement with John L. Caskey dated 2/18/98  *
10.6    Stock Option Agreement with John L. Caskey dated 9/28/98
10.7    Stock Option Agreement with John L. Caskey dated 9/28/98
10.8    Stock Option Agreement with W. Aris Newton dated 2/18/98  *
10.9    Stock Option Agreement with W. Aris Newton dated 2/18/98  *
10.10   Stock Option Agreement with W. Aris Newton dated 9/28/98
10.11   Stock Option Agreement with W. Aris Newton dated 9/28/98
10.12   Stock Option Agreement with R. Park & Francine H. Newton dated 5/1/98
10.13   Stock Option Agreement with R. Park & Francine H. Newton dated 5/1/98
10.14   Stock Option Agreement with R. Park & Francine H. Newton dated 9/28/98
10.15   Stock Option Agreement with R. Park & Francine H. Newton dated 1/26/99
10.16   Stock Option Agreement with R. Park & Francine H. Newton dated 1/26/99
10.17   Stock Option Agreement with W. Carey Webb dated 2/18/98  *
10.18   Stock Option Agreement with W. Carey Webb dated 9/28/98
27      Financial Data Schedule

    *   Filed with the Registration Statement on Form S-8 filed on April
      29, 1998.

(b) Reports on Form 8-K.

      None.

(c) Sales of Unregistered Securities.

    On September 28, 1998, R. Park Newton, III and Francine H. Newton exercised options to purchase 200,000 shares of common stock. The exercise price was paid for with 41,026 shares of previously owned shares of common stock with a value of $200,000.


Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held its annual shareholder meeting on November 18, 1998 to elect one Class III director and ratify the election of Pender Newkirk & Company as independent auditors for the fiscal year ended June 30, 1999. The terms of office as director for W. Aris Newton and John L. Caskey continued after the meeting. The voting results were as follows:

Issue                                               For      Against   Abstain
----------------------------------------------   ---------   -------   -------
Elect R. Park Newton, III
  as Class III director                          3,428,253    23,618    32,182

Ratify selection of Pender Newkirk &
  Company as auditors for fiscal 1999            3,460,847    12,976    10,230




                                  SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: February 22, 1997              /s/ W. CAREY WEBB
                                        W. Carey Webb
                                        President and Chief Executive Officer



  Dated: February 22, 1997              /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                        Vice President and
                                        Chief Financial Officer