Form 10KSB40
period 1999-03-31
EXCAL ENTERPRISES INC
filed 1999-06-30
CIK 832813

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from July 1, 1998 to March 31, 1999

                         Commission File No. 0-17069

                           EXCAL ENTERPRISES, INC.
          ---------------------------------------------------------
         (Name of small business issuer as specified in its charter)

          Delaware                                 59-2855398
 -------------------------------        --------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

Revenue for the transition period ended March 31, 1998 was $3,926,586.

The aggregate market value of the voting stock held by non-affiliates (1,566,901 shares), based on the average of the closing bid and asked prices of the Registrant's common stock in the over the counter market as reported by the National Quotation Bureau, Inc. on May 31, 1999 of $3.09375 was approximately $4,847,600. Shares of voting stock held by each officer, director and person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of May 31, 1999, there were 4,256,240 shares of the Registrant's common stock, par value $.001 per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for its 1999 annual meeting, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof.

Transitional Small Business Disclosure Format (Check One):   [  ] Yes
[X] No


ITEM 1.  DESCRIPTION OF BUSINESS.

  General

  Excal Enterprises, Inc., a Delaware corporation (the "Company"), was formed in July 1986. The Company elected to change the date of its fiscal year-end to March 31, beginning in 1999. Prior to this year, the Company's fiscal year ended on June 30. The Company has been engaged in several distinct business operations. The Company owns, leases, and manages a two story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. This property was acquired from Sears as part of the settlement agreement regarding termination of the licensed agent agreement between the Company and Sears in February 1994.
The commercial real estate operation was conducted by and through Imeson Center, Inc., a wholly owned subsidiary. On September 30, 1997, the Company closed on a $13,500,000 mortgage loan secured by the Imeson Center property. As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new single-purpose, wholly owned subsidiary, Jacksonville Holdings, Inc. and Imeson Center, Inc. was dissolved.

  Excal Sports Group, Inc., a wholly owned subsidiary of Excal Enterprises, Inc, acquired Roxbury Industries Corp ("Roxbury"), which produces and distributes knit products licensed by most professional and major college teams, in December 1998. The Company invested $1.5 million in Roxbury and received 1,000,000 shares of Roxbury's common stock, par value $0.001, representing all of the outstanding shares of common stock of Roxbury. The former common stockholders of Roxbury exchanged their common stock for 1,040,816 shares of Roxbury convertible preferred stock, par value $0.001. The preferred stock does not contain preferential rights to distributions, does not have voting rights and is convertible into Roxbury common stock beginning on July 15, 2002. The number of shares that the preferred stock will convert into varies based on the performance of Roxbury.

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

  The Company plans to use the remaining proceeds from leveraging its Imeson Center property to acquire additional new core businesses, among other things. The Company's objective is to identify and acquire a company that will be used as a springboard to future growth. Management believes this will be best accomplished by acquiring a company that is a leader in a niche segment of a large market or in an industry that will lend itself to a consolidation strategy.

  Imeson Center Real Estate Operations

  The Company's real estate operations consist of the management of the property owned by its wholly owned subsidiary, Jacksonville Holdings, Inc. Most of the officers and directors of Jacksonville Holdings, Inc. are also officers and/or directors of the Company. The building itself is a two-story facility with eight bays on each floor. Seven of the bays on the first floor and seven bays on the second floor, each containing 99,446 square feet of rentable space, are leased as warehouse space. The other remaining first floor bay is divided into two floors of office space containing a total of approximately 184,000 square feet of rentable space and the second floor bay located above the existing office space consists of approximately 90,000 square feet of rentable office space. As of March 31, 1999, all 14 of the warehouse bays and all but 41,000 square feet of the office space were leased (See "Dependence on Major Customers").

  The Property includes approximately 74 acres of real estate. Based on preliminary investigations, the Company believes that it could develop the outparcels, subject to the availability of suitable lessees and compliance with environmental and other applicable laws. Any such development will require significant capital expenditures by the Company.

  Sports Licensing Products

  Roxbury (acquired in December 1998) manufactures and distributes logo/personalized knit scarves, knit headwear and bears with sweaters. The logos include team names of the National Football League, Major League Baseball, the National Hockey League, and most major colleges. In addition, Roxbury has produced logo products for high schools throughout the United States. Roxbury's logo products are primarily sold through bookstores, arena concessions and sporting goods outlets. These products are marketed under the 4.0r (4 point 0r) trademark.

  Roxbury markets the personalized products it manufactures under the trademarks i-love-itT and 1-800 i-love-itT. The products are personalized knit gifts that evoke lasting memories of special occasions passed. The leading products are the Birth Bearr and Birth BlanketT. These bears and blankets are personalized with the baby's name, date of birth, weight and length knitted into the fabric of the product. Other products include bears with sweaters celebrating special occasions sold under the trademark Ultimate Greeting CardT. These products are distributed through gift shops and directly to consumers through catalog sales.

  Roxbury also manufactures private label and custom knit products.
Roxbury utilizes several different groups of manufacturing representatives, as well as in-house personnel, to sell its products. Each group of manufacturer representatives is selected based on their relationship with the target market for distribution, such as retail outlets, concessionaires, and bookstores.

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

  Roxbury's 4.0r product line is primarily marketed to college bookstores, arena concessions and retail sporting goods stores. The market for college team products is primarily local or regional to the college. There are some college team products, such as Notre Dame, that do sell on a national basis. Professional team products sell on a wider basis. Products for some professional teams sell on a national basis. However, the sales are primarily concentrated in the regional area.

  Roxbury's i-love-itT line of special occasion teddy bears is marketed through direct mailing, catalogs and the Internet. The Birth Bearr and Birth BlanketT are marketed to expectant and new mothers through the inclusion of flyers in newborn give-away packages distributed by hospitals and birthing centers and included in baby shower registries of retail outlets. The Birth Bearr is also sold to hospital gift shops.

  The Company believes that its ability to mass-produce personalized products gives it a competitive advantage. In addition, the Company believes its ability to knit logos, designs, etc. directly into the product rather than use an applique or embroidery provides a better quality product. The Company's proprietary software for its computerized knitting machines allows the Company to produce small lots in a cost-effective manner. The Company believes these production advantages combined with the licensing agreements put the Company in a unique position.

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

  The Company has many competitors to its sports licensing products. The Company believes that its products are unique in their design and manufacture and provide the Company with a competitive advantage. The primary competition to the Company's 4.0r product offerings are alternative gifts and memorabilia or similar products manufactured using appliques or embroidery. The Company's i-love-itT line of products compete with a number of sellers of flowers, balloons, candy, cakes, and other gift items, in addition to companies that sell teddy bears in the United States, including, but not limited to, Vermont Teddy Bear, Steiff of Germany, Dakin, North American Bear, and Gund. Many of these competitors have greater financial, sales, and marketing resources than the Company.

  Dependence on Major Customers

  The Company has leases with three tenants for its Imeson Center facility that accounted for more than 10% of revenue. All of the leases require the tenants to reimburse the Company for their pro-rata share of operating expenses (including common area maintenance, property taxes, and insurance) and to pay for their own utilities. The first lease, with Laney & Duke Terminal Warehouse Company, Inc. (Laney & Duke), is for 1,392,244 square feet of warehouse space beginning on December 1, 1994 and expiring on December 31, 2000. Laney & Duke accounted for $1,839,671 of revenue (51%) for the transition period ended March 31, 1999, resulting in an effective annual lease rate of $1.76 per square foot, including operating expenses. The second lease, with America Online, is for 92,340 square feet of office space beginning June 16, 1995 and terminating on June 15, 2002. America Online expanded into an additional 1,200 square feet of space during fiscal 1996. This lease accounted for $701,199 of revenue (19%) for the transition period ended March 31, 1999 at an effective annual lease rate of $9.99, including operating expenses. The third lease is with the Prudential Insurance Company (Prudential) for 138,998 square feet of office space, beginning June 16, 1997 and terminating June 15, 2003. This lease accounted for $954,916 of revenue (26%) for the transition period ended March 31, 1999, resulting in an effective annual lease rate of $9.16 per square foot, including operating expenses. These three leases accounted for substantially all of the Company's revenue in the transition period ended March 31, 1999 and in fiscal 1998. The loss of any of these lessees would have a significant impact on the Company. The Company does not have any customers in its sports licensing products segment that accounted for more than 10% of revenue.

  Suppliers

  The raw materials for the Company's Sports Licensing products consist primarily of yarn and the teddy bears. The Company uses several suppliers for its yarn. A single supplier manufactures the teddy bears to the Company's specifications. The Company believes that alternative suppliers can be contracted at competitive prices, if required.

  Patents, Trademarks and Licenses

  The Company has several registered trademarks, including Birth Bearr, 4 point 0r, and 4.0r. In addition, the Company has applied for trademark registration of 1-800 i-love-itT, i-love-itT, Ultimate Greeting CardT, Birth BlanketT, and All Our KidsT. The Company has copyrighted several of its proprietary software programs used to control its computerized knitting machines.

  Seasonal Fluctuations

  The Company's real estate operation is not seasonal.  The Sports
Licensing division is very seasonal. During 1996 through 1998, 75% of the annual sales were earned in the period July through December and over 55% of the annual sales were earned in the period August through November.

  Employees

  On May 31, 1999, the Company employed 33 employees. Of that number, 23 were employed in the sports licensing division, 5 were employed in the corporate offices and 6 were employed by the real estate subsidiary. The Company's employees are not covered by collective bargaining agreements. The Company believes the relations with its employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY.

  The Company leases approximately 3,500 square feet of office space for its executive offices at 100 North Tampa Street, Suite 3575, Tampa, Florida 33602. The lease on this downtown Tampa office space commenced October 15, 1994 and terminates on October 15, 2000. The Company believes that its present facility is adequate for expected operations.

  The Company's commercial rental property consists of a single two-story structure located on 74 acres at One Imeson Park Boulevard in Jacksonville, Florida. The property contains approximately 1,392,000 square feet of warehouse space and 274,000 square feet of office space. The building is primarily built of concrete and steel with a membrane roof. On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property. The company has no definitive plans or commitments for renovation or expansion of the property. However, the Company is marketing the available 41,000 square feet of office space and management expects to incur significant renovation costs in order to lease the space. In addition, the Company may build additional facilities on the available outparcels upon request of a lessee. Any of these improvements would require the Company to use a significant amount of cash to fund the cost of building or renovation. See "Market for the Company's Products and Services" and "Competition" under "Item 1. Business" for a discussion of the general competitive conditions to which the property is subject. Information regarding the leases on the property is contained under "Item 1. Business - Dependence on Major Customers." Management believes the property is adequately covered by insurance. The basis of the property for both financial and tax purposes is $1,600,000 for the land and $6,933,101 for the building as of March 31, 1999. In addition, various furniture, fixtures and equipment with a basis of $333,758 as of March 31, 1999 are used in operating the property. For federal tax purposes, the building is depreciated using the straight-line method over 39 years and the other assets are depreciated using the modified accelerated cost recovery system over lives of five to seven years. The property taxes on the land and building for 1999 were $244,068, based on a millage rate of $21.3008 per $1,000 of assessed value.

  The Company leases the Roxbury Industries manufacturing facility from a corporation controlled by the officers of Roxbury Industries under an operating lease that runs through December 2007. The facility consists of a two-story building containing approximately 20,000 square feet of space and is located in Rockaway Park, New York. The Company has the option to purchase the property for $700,000 at any time and also has the right of first refusal.


ITEM 3.  LEGAL PROCEEDINGS.

  Other than the litigation described in Notes 11 and 17 of the accompanying financial statements, which is incorporated herein by reference, the Company is aware of no other material legal proceedings, pending or threatened, to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company or to which the Company is a party or its property subject.


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


Fiscal Year Ended June 30, 1998         High      Low
-----------------------------------    -----    -----
 Quarter ended September 30, 1997      $5.78    $3.19
 Quarter ended December 31, 1997        5.56     3.56
 Quarter ended March 31, 1998           5.63     4.25
 Quarter ended June 30, 1998            5.69     5.38

Transition Year Ended March 31, 1999
------------------------------------
 Quarter ended September 30, 1998      $5.50    $4.31
 Quarter ended December 31, 1998        4.56     2.69
 Quarter ended March 31, 1999           3.00     2.88

  As of May 31, 1999, there were approximately 340 shareholders of record. In addition, as of the same date, there were 247 beneficial holders based on non-objecting beneficial owner reports provided by ADP.

  The Company since its inception with respect to shares of the Company's common stock has paid no cash dividends or other distributions. It is the present policy, and the expected future policy, of the Company not to pay cash dividends and to retain future earnings to support the Company's growth.

  On January 26, 1999, R. Park Newton, III & Francine H. Newton exercised options to purchase 300,000 shares of common stock. The exercise price was paid for with 102,128 shares of previously owned shares of common stock with a value of $300,000.


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

  The Company has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue". The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that, except for the financial software used at Roxbury, its existing software and the software of its major vendors and customers are year 2000 compliant and will not pose significant operational problems for the Company's computer systems.
Roxbury has purchased the latest version of its financial software, which is year 2000 compliant, and is in the process of completing the upgrade. The cost of upgrading is immaterial.

Results of Operations

  Net revenue and operating costs of the Company fall into two segments. The first segment is rental revenue and operating costs from the lease and management of commercial property located in Jacksonville, Florida (Imeson Center). The second segment is sports licensing sales and costs from the manufacture and distribution of knit products. In March 1999, the Company decided to change its fiscal year end from June 30 to March 31. Consequently, the fiscal year ended March 31, 1999 contains only nine months. For comparative purposes, the following discussion compares the nine months in the fiscal year ended March 31, 1999 with the nine-month period ended March 31, 1998.

Commercial Rental

The Imeson Center property consists of approximately 1,392,000 rentable square feet of warehouse space and 274,000 rentable square feet of office space (See "Item 2. Description of Properties"). The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities. The Company has leases with four tenants at Imeson Center, of which, three accounted for more than 10% of revenue (See "Item 1. Description of Business - Dependence on Major Customers).

  Revenue increased by 6% to $3,495,786 for the nine months ended March 31, 1999 from $3,432,182 for the nine months ended March 31, 1998 as a result of an increase in the base rental rate of the property leases, offset by a decline in contingent rental fees. Rental revenue included base rent of $2,905,255 and $2,796,970 and contingent rentals of $590,531 and $635,212 during the nine months ending March 31, 1999 and 1998, respectively. The future minimum base rentals under non-cancelable leases as of March 31, 1999 was $3,938,345 for fiscal 2000, $3,542,807 for fiscal 2001, $2,041,591 for fiscal 2002, $ 1,372,606 for fiscal 2003 and $265,409 for fiscal 2004.

  Operating costs increased by 11% to $1,919,888 for the nine months ending March 31, 1999 as compared to the $1,722,543 of operating costs for the same period of fiscal 1998. The $197,345 increase in operating expenses is primarily related to an increase in salaries, professional fees and travel expenses. The increase in salaries is primarily the result of the short year for fiscal 1999. The annual bonuses were not awarded until the fourth quarter of fiscal 1998 and therefore are not reflected in the comparative period.

  Depreciation and amortization was $472,475 for the nine months ending March 31, 1999, as compared to $427,665 for the same period in fiscal 1998. The increase in depreciation and amortization was due to an increase in amortization leasing commissions.

Sports Licensing

  The sports licensing segment was acquired in December 1998. The revenue, operating costs and depreciation in fiscal 1999 represent only four months of operations. This segment has experienced extremely seasonal operations. Historically, less than 24% of annual sales have come from this four-month period. In addition, because of the warm winter, the sales during this four-month period fell below prior year's sales. The majority of the sales have come in the late summer and early fall time period. The cost of sales is slightly higher than anticipated because of the increased absorption of factory overhead on a per unit basis during this period of below average sales. In addition, the Company has launched several marketing programs designed to increase future revenue that have increased current operating costs. Because of the increased marketing expenses and the seasonal nature of the current revenue stream, this segment is not expected to be profitable in the first quarter of fiscal 2000. However, the annual results of operations for fiscal 2000 are expected to be profitable even though the current objective is revenue growth.

Consolidated Operating Results

  Revenue increased by 14% to $3,926,586 for the nine months ended March 31, 1999 from $3,432,182 for the nine months ended March 31, 1998 as a result of the increase in rental revenue under of the property leases and the addition of revenue from the sports licensing segment. Operating costs increased by 46% for the nine months ending March 31, 1999 to $2,512,328 from $1,722,543 for the same period in fiscal 1998. The $789,785 increase in operating expenses is primarily related to the acquisition of the sports licensing segment. The remaining portion of the increase was primarily related to the increase in salary and benefit costs as a result of the timing of annual bonuses. Depreciation and amortization increased by $98,336 for the nine months ending March 31, 1999, as compared to the same period in fiscal 1998. The sports licensing segment accounted for $53,526 of the increase with the balance a result of increased leasing commission amortization.

  Interest expense was $943,888 and $613,424 for the nine months ended
March 31, 1999 and 1998, respectively. The increase in interest expense was the result of the closing of the mortgage on Imeson Center on September 30, 1997. Therefore, there is only six months of interest expense included in the nine-month period ended March 31, 1998. Professional fees related to litigation were $524,092 for the nine months ending March 31, 1999 compared to $379,961 for the same period in fiscal 1998. The significant increase in professional fees was the result of the settlements with Harvey Moore and Channel Partnership and the increased activity related to discovery and pre-trial motions in the litigation with the Securities and Exchange Commission. See Notes 11 and 17 of the accompanying financial statements for a complete discussion of all outstanding and resolved material litigation. Interest income increased from $355,374 in the nine months ended March 31, 1998 to $492,989 in the nine months ended March 31, 1999. The increase resulted from higher cash balances created by the proceeds of the mortgage on Imeson Center.

  Liquidity and Capital Resources

  The cash used by operating activities was $512,698 for the nine months ending March 31, 1999 compared to $4,394 for the same period in fiscal 1998. For the nine months ending March 31, 1999 the Company's operations generated $406,474 in working capital compared to $975,413 in working capital generated for the same period in fiscal 1998. The $919,172 increase in net operating assets for the nine months ending March 31, 1999 was primarily created by the change in income tax receivable versus liability of $347,309, an increase in Roxbury Industries net assets of $274,939 and a reduction in accounts payable and accrued expenses, excluding Roxbury Industries, of $223,345. The reduction in the net assets of Roxbury Industries was the result of increased inventory levels and a reduction of past due accounts payable made possible by the Company's investment. These increases in the net assets of Roxbury Industries were offset by the decline in accounts receivable related to the seasonal nature of Roxbury's sales.

  The proceeds from the sale of assets in fiscal 1998 are primarily from the sale of the land and building previously used by the automotive operations. Property and equipment additions for the nine months ending March 31, 1999 included $234,141 in renovations to the Imeson Center building. Of this amount, $100,000 was advanced to the construction escrow in fiscal 1998 and $100,000 was paid for from the restricted cash reserves. These renovations including remodeling the entrance and lobby of the office portion of the building and renovation of the food service area located in the lobby of the office space.

  Cash of $2,420,185 was used by financing activities for the nine months ending March 31, 1999 as compared to cash provided of $11,030,149 for fiscal 1998. In December 1998, the Company closed on the acquisition of Roxbury Industries Corp. The Company invested $1,500,000 and received 1,000,000 shares of Roxbury's common stock, par value $0.001, representing all of the outstanding shares of common stock of Roxbury. As part of the closing on the acquisition, $430,000 of notes from investors were paid off. The Company closed on a mortgage loan in the amount of $13,500,000 on September 30, 1997. Loan costs associated with the loan were $832,984, of which $33,160 was incurred in fiscal 1997. As a requirement of the mortgage loan, $950,000 was placed into a reserve for future tenant improvements and leasing commissions. The net proceeds of the mortgage are expected to be used primarily for the acquisition of new businesses but will also be used for the continued development of the Imeson Center property. In the first quarter of fiscal 1998, the Company acquired three warrants to purchase a total of 285,000 shares of common stock for $435,500. Payments of $220,000 and $120,500 were made in fiscal 1999 and 1998, respectively. The balance of $95,000 is due no later than January 2000. During fiscal 1999, the Company purchased 162,858 shares of its common stock through open market purchases and received 279,219 shares from officers and directors as payment for withholding taxes due upon the exercise of stock options at an aggregate cost of $1,732,617. During fiscal 1998, the Company acquired 26,000 shares in the open market, 54,163 shares in the settlement of lawsuits and 19,400 shares in other transactions, with an aggregate cost of $402,393.

  The Company did not have any material commitments for capital expenditures as of March 31, 1999 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop the outparcels of the Imeson Center. The expanded marketing activities of Roxbury Industries may not generate the revenue projected and result in future losses. Although the Company has not identified any additional specific acquisition opportunities at this time, management is spending resources to locate potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation (See
Note 17 of the accompanying financial statements). While the Company has a significant current liquidity position, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company.


ITEM 7.  FINANCIAL STATEMENTS.

  The financial statements of the Company as of March 31, 1999 and the Report of the Independent Certified Public Accountants thereon are included in Appendix F to this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

  Information regarding directors and executive officers of the Company is included under the caption "Election of Directors" of the registrant's definitive Proxy Statement for its 1999 annual meeting.


ITEM 10.  EXECUTIVE COMPENSATION.

  Information regarding executive compensation is included under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 1999 annual meeting.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the registrant's voting securities by each director and all officers and directors as group, and by any person known to beneficially own more than 5% of any class of voting security of the registrant is included under the caption "Voting Securities" of the registrant's definitive Proxy Statement for its 1999 annual meeting.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions is included under the caption "Indemnification of Company Officers and Directors" of the registrant's definitive Proxy Statement for its 1999 annual meeting.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

  A.Exhibits

                                                                    Method
Exhibit                                                               of
Number   Description                                                Filing
-------  --------------------------------------------------------   ------
 3.1     Amended and Restated Certificate of Incorporation             7
 3.2     Series A Participating Preferred
           Stock Certificate of Designations                           6
 3.3     Series B Participating Preferred
           Stock Certificate of Designations                           9
 3.4     Composite By-laws, as amended                                12
 4.1     Rights Agreement by and between the Company and
           Registrar and Transfer Company dated April 18, 1994         2
 4.2     Amendment to Rights Agreement dated April 18, 1994           12
 4.3     Mortgage Promissory Note                                      9
 4.4     Mortgage Security Agreement and Fixture Filing                9
10.1     1988 Stock Option Plan                                        1
10.2     Stock Option Agreement with Timothy R. Barnes
           dated 9/28/98                                              12
10.3     Stock Option Agreement with John L. Caskey dated 2/18/98     10
10.4     Stock Option Agreement with John L. Caskey dated 2/18/98     10
10.5     Stock Option Agreement with John L. Caskey dated 9/28/98     12
10.6     Stock Option Agreement with John L. Caskey dated 9/28/98     12
10.7     Stock Option Agreement with W. Aris Newton dated 2/18/98     10
10.8     Stock Option Agreement with W. Aris Newton dated 2/18/98     10
10.9     Stock Option Agreement with W. Aris Newton dated 9/28/98     12
10.10    Stock Option Agreement with W. Aris Newton dated 9/28/98     12
10.11    Stock Option Agreement with R. Park &
           Francine H. Newton dated 5/1/98                            12
10.12    Stock Option Agreement with R. Park &
           Francine H. Newton dated 5/1/98                            12
10.13    Stock Option Agreement with R. Park &
           Francine H. Newton dated 9/28/98                           12
10.14    Stock Option Agreement with R. Park &
           Francine H. Newton dated 1/26/99                           12
10.15    Stock Option Agreement with R. Park &
           Francine H. Newton dated 1/26/99                           12
10.16    Stock Option Agreement with W. Carey Webb dated 2/18/98      10
10.17    Stock Option Agreement with W. Carey Webb dated 9/28/98      12
10.18    Form of Indemnity Agreement with Officers and Directors       3
10.19    Webb Employment Agreement                                     3
10.20    Amendment to Webb Employment Agreement                        6
10.21    Second amendment to Webb employment agreement                12
10.22    Newton Employment Agreement                                   3
10.23    Amendment to Newton Employment Agreement                      6
10.24    Third amendment to Newton employment agreement               12
10.25    Barnes Employment Agreement                                   6
10.26    Warehouse Lease Agreements with Laney & Duke
           Terminal Warehouse Company, Inc.                            4
10.27    Renewal and Modification of Laney & Duke Leases               5
10.28    Amendment to Laney & Duke Leases dated 1/1/97                 8
10.29    Amendment to Laney & Duke Leases dated 3/1/97                 8
10.30    Office Lease with America Online, Inc.                        4
10.31    Office Lease with Prudential Insurance Company of America     8
10.32    Letter from Prudential Insurance Company of America
           exercising extension rights                                11
21       List of Subsidiaries of Registrant                            *
23       Consents of experts and counsel                               *
27       Financial Data Schedule                                       *

*  Filed herewith.
1  Incorporated by reference to the Company's registration statement on Form
     S-18 file #33-21786 filed in Atlanta, Georgia.
2  Incorporated by reference to the Company's Current Report on Form 8-K dated April 18, 1994.
3  Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
4  Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.
5  Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1996.
6  Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30 1996.
7  Incorporated by reference to the Company's Quarterly Report on Form 10-
     QSB for the quarter ended December 31, 1996.
8  Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,1997.
9  Incorporated by reference to the Company's Quarterly Report on Form 10-
     QSB for the quarter ended December 31, 1997.
10 Incorporated by reference to the Company's registration statement on Form
     S-8 filed on April 29, 1998.
11 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,1998.
12 Incorporated by reference to the Company's Quarterly Report on Form 10-
     QSB for the quarter ended December 31, 1998.

  B. Reports on Form 8-K

  None.



                                 SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 22nd day of June 1999.

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

Dated: June 22, 1999               /S/ R. PARK NEWTON, III
                                   R. Park Newton, III
                                   Chairman of the Board and Board Member

Dated: June 22, 1999               /S/ W. CAREY WEBB
                                   W. Carey Webb
                                   President and Chief Executive Officer

Dated: June 22, 1999               /S/ TIMOTHY R. BARNES
                                   Timothy R. Barnes
                                   Vice-President, Chief Financial Officer,
                                   and Principal Accounting Officer

Dated: June 22, 1999               /S/ W. ARIS NEWTON
                                   W. Aris Newton
                                   Vice-President and Board Member

Dated: June 22, 1999               /S/ JOHN L. CASKEY
                                   John L. Caskey
                                   Board Member




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



       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY         F-5



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-6










             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Excal Enterprises, Inc. and Subsidiaries
Tampa, Florida


We have audited the accompanying consolidated balance sheet of Excal Enterprises, Inc. and Subsidiaries as of March 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended March 31, 1999 and the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excal Enterprises, Inc. and Subsidiaries as of March 31, 1999, and the consolidated results of its operations and cash flows for the nine months ended March 31, 1999 and the year ended June 30, 1998, in conformity with generally accepted accounting principles.









PENDER NEWKIRK & COMPANY

Certified Public Accountants
Tampa, Florida
May 17, 1999




                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               MARCH 31, 1999

                                   ASSETS
Current assets:
  Cash and cash equivalents                                     $  9,655,973
  Accounts receivable (less allowance
    for doubtful accounts of $160,516)                               303,599
  Income tax receivable                                              324,000
  Notes receivable                                                   293,119
  Inventory                                                          579,242
  Prepaid expenses and deposits                                      345,919
  Deferred tax asset                                                 339,000
                                                                  ----------
    Total current assets                                          11,840,852
                                                                  ----------
Property, plant and equipment:
  Land                                                             1,600,000
  Building                                                         6,933,101
  Furniture, fixtures, vehicles and equipment                      2,274,936
                                                                  ----------
                                                                  10,808,037
    Less accumulated depreciation and amortization                 1,739,488
                                                                  ----------
     Net property, plant and equipment                             9,068,549
                                                                  ----------
Restricted cash reserves                                             769,548
Loan costs, less accumulated amortization of $249,895                583,089
Commission costs, less accumulated amortization of $314,980          299,611
                                                                  ----------
  Total Assets                                                  $ 22,561,649
                                                                  ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $    568,042
  Accrued liabilities                                                340,339
  Reserve for litigation                                             432,246
  Other current liabilities                                           95,000
  Revolving line of credit                                           723,087
  Current portion long term debt                                     172,234
                                                                  ----------
     Total current liabilities                                     2,330,948
Long term liabilities:
  Long term debt                                                  13,261,462
  Deferred tax liability                                           1,204,000
                                                                  ----------
     Total liabilities                                            16,796,410

Minority interest equity                                               1,041

Stockholders' equity:
  Preferred stock, $.01 par value, 7,500,000 shares authorized,
    5,000,000 shares issued, and no shares outstanding                    --
  Common stock, $.001 par value, 20,000,000 shares authorized,
    4,738,866 shares issued, 4,290,800 shares outstanding              4,738

  Additional paid-in capital                                       4,036,475
  Retained earnings                                                3,787,442
  Less 448,066 shares of common stock held in treasury at cost     1,485,432

                                                                  ----------
                                                                   6,343,223
  Less notes receivable from stockholders                            579,025
                                                                  ----------
     Total stockholders' equity                                    5,764,198
                                                                  ----------
     Total Liabilities and Stockholders' Equity                 $ 22,561,649
                                                                  ==========

  The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.



                  EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Nine Months Ended     Year Ended
                                            March 31, 1999    June 30, 1998
                                             -------------    -------------
Rental revenue                                $ 3,495,786       $ 4,581,058
Sports licensing sales                            430,800                --
                                                ---------         ---------
   Total net revenue                            3,926,586         4,581,058

Cost of sports licensing sales                    303,019                --
                                                ---------         ---------
Gross margin                                    3,623,567         4,581,058
                                                ---------         ---------

Rental operating costs                          1,919,888         2,497,050
Sports licensing operating costs                  592,440                --
Depreciation and amortization                     526,001           588,565
                                                ---------         ---------
   Total operating costs                        3,038,329         3,085,615
                                                ---------         ---------
   Net operating profit                           585,238         1,495,443
                                                ---------         ---------
Other expense (income)
  Interest expense                                943,888           915,312
  Professional fees related to litigation         524,092           481,807
  Litigation settlement                           217,273            45,395
  Loss (gain) on sale of assets                       170        (   61,948)
  Interest income                              (  492,989)       (  530,679)
  Other income                                 (   72,180)       (  108,814)
                                                ---------         ---------
    Net other expense                           1,120,254           741,073
                                                ---------         ---------
Income (loss) before income taxes              (  535,016)          754,370

Income tax provision (benefit)                 (  197,000)          312,000
                                                ---------         ---------
Net income (loss)                             $(  338,016)      $   442,370
                                                =========         =========

Earnings (loss) per share - basic             $(      .08)      $       .11
                                                =========         =========
Earnings (loss) per share - diluted           $(      .08)      $       .10
                                                =========         =========
       Weighted average shares outstanding
            Common                              4,198,346         3,975,165
            Common and equivalent               4,198,346         4,461,757

  The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.



                  EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Nine Months Ended     Year Ended
                                           March 31, 1999    June 30, 1998
                                            -------------     -------------

Cash flows from operating  activities:
  Net income (loss)                         $(   338,016)     $    442,370
  Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities:
    Depreciation and amortization                526,001           592,023
    Provision for uncollectable
      accounts receivable                         64,319       (     7,831)
    Reserve for gain on disposal of                   --       (   113,396)
      division
    Loss on disposals of assets                      170             1,398
    Provision for deferred income taxes          154,000            58,000
    Decrease (increase) in operating assets:
      Accounts and notes receivable              412,278           121,740
      Income tax receivable                  (   322,309)          183,581
      Inventory                              (   221,026)               --
      Prepaid expenses and deposits          (     2,942)      (    80,531)
      Other assets                           (    99,002)      (    56,996)
    Increase (decrease) in
     operating liabilities:
      Accounts payable and accrued           (   553,110)      (   704,565)
       liabilities
       Deferred revenue                      (   190,307)          190,307
       Income taxes payable                  (    25,000)           73,000
       Reserve for litigation                     82,246       (   236,480)
                                              ----------        ----------
Net cash provided (used)
   by operating activities                   (   512,698)        462,620
                                              ----------        ----------
Cash flows from investing activities:
  Cash acquired - Roxbury acquisition             57,220                --
  Proceeds from sale of assets                        --           597,946
  Construction escrow deposit                    100,000       (   100,000)
  Property and equipment additions           (   178,765)      (   127,480)
  Loans to unrelated privately held company  (   300,000)             --
                                              ----------        ----------
Net cash provided (used)
   by investing activities                   (   321,545)          370,466
                                              ----------        ----------
Cash flows from financing activities:
  Net payments on line of credit                      --       (    10,952)
  Repayment of notes payable                 (   430,000)               --
  Borrowing of long-term debt                         --        13,500,000
  Principal repayments of long-term          (   137,068)      (   111,682)
       debt
  Loan costs                                          --       (   799,824)
  Restricted cash reserves                            --       (   950,000)
  Issuance of common stock                            --            25,000
  Repurchase warrants                        (   120,500)      (   220,000)
  Purchase treasury stock                    ( 1,732,617)      (   402,393)
                                              ----------        ----------
Net cash provided (used)
   by financing activities                   ( 2,420,185)       11,030,149
                                              ----------        ----------

Increase (decrease) in cash                  ( 3,254,428)       11,863,235

Cash and cash equivalents, beginning of year  12,910,401         1,047,166
                                              ----------        ----------
Cash and cash equivalents, end of year         9,655,973      $ 12,910,401
                                              ==========        ==========

Supplemental disclosure of cash flow information
       Interest paid                        $    976,755      $    915,312
       Income taxes received                $      3,300      $      2,581

 See Note 10 "Stockholders' Equity - common stock" for discussion of non-cash transactions.

  The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.



                    EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Common stock       Additional                      Treasury stock
                                     -------------------     Paid-in     Retained       --------------------
                                      Shares      Amount     Capital     Earnings        Shares      Amount
                                     ---------   -------   ----------   ----------      -------   ----------
Balance June 30, 1997                4,713,866    $4,713   $5,800,422   $3,683,088      703,272   $2,376,869

Net income                                  --        --           --      442,370           --           --

Exercise of stock options               25,000        25       24,975           --        8,000       46,480

Tax benefit from exercise
    of stock options                        --        --       48,000           --           --           --

Repurchase warrants                         --        --     (435,500 )         --           --           --

Marler settlement                           --        --           --           --        5,000       18,125

Purchase Sanford Group shares               --        --           --           --       49,163      233,524

Exercise option to purchase shares          --        --           --           --       11,400        2,234

Open market purchases                       --        --           --           --       26,000      102,030
                                     ---------     -----    ---------    ---------      -------    ---------
Balance June 30, 1998                4,738,866     4,738    5,437,897    4,125,458      802,835    2,779,262

Net loss                                    --        --           --     (338,016)          --           --

Exercise of stock options                   --        --   (2,447,422)          --     (517,627)  (1,775,820)

Tax benefit from exercise
    of stock options                        --        --    1,046,000           --           --           --

Open market purchases                       --        --           --           --      162,858      481,990
                                     ---------     -----    ---------    ---------      -------    ---------
Balance March 31, 1999               4,738,866    $4,738   $4,036,475   $3,787,442      448,066   $1,485,432
                                     =========     =====    =========    =========      =======    =========

The accompanying notes are an integral part of the consolidated financial statements. Read independent auditor's report.

                  EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS

  Excal Enterprises, Inc. and subsidiaries (the "Company"), headquartered in Tampa, Florida, has been engaged in several distinct business operations. The Company's commercial real estate venture began in April 1994 and was conducted by and through Imeson Center, Inc., a wholly owned subsidiary. On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property located in Jacksonville, Florida. As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new, single-purpose, wholly owned subsidiary, Jacksonville Holdings, Inc. Jacksonville Holdings, Inc. now owns, manages and leases the two-story warehouse and office facility containing 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. The Company's automotive services operations were conducted by and through Assix Automotive, Inc., a wholly owned subsidiary. In June 1996, the Board of Directors approved a plan to discontinue the automotive services operations. Assix Automotive, Inc. ceased operations in June 1997 and completed its liquidation in December 1997. The Company's sports licensing operations are conducted by and through Roxbury Industries Corp., a wholly owned subsidiary operating out of Rockaway Park, New York. Excal Sports Group, Inc., a wholly owned subsidiary acquired Roxbury Industries Corp. in December 1998. Roxbury manufactures and distributes logo/personalized knit scarves, knit headwear and bears with sweaters. The logos include team names of the National Football League, Major League Baseball, Major Soccer League and most major colleges.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows:

  Principles of Consolidation. The consolidated financial statements include the accounts of Excal Enterprises, Inc. and the wholly owned subsidiaries, Jacksonville Holdings, Inc., Excal Sports Group, Inc., Roxbury Industries Corp., Imeson Center, Inc., and Assix Automotive, Inc. Imeson Center, Inc. was dissolved in fiscal 1998 after its operations were transferred to Jacksonville Holdings, Inc. The operations of Assix Automotive were discontinued and the company was dissolved during fiscal 1998.

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

  Inventory. Inventory consists of raw materials, work in process, and finished goods. The inventory is carried at the lower of cost or market using the first-in first-out method.

  Property, Plant and Equipment. Property, plant and equipment are recorded at cost or appraised value at the date of acquisition.
Depreciation and amortization are calculated by using the straight-line method over the estimated useful lives of the assets, ranging generally from five to ten years for tangible personal property, 40 years for real property and improvements and the term of the lease for leasehold improvements. Expenditures for maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Gains or losses on disposals are credited or charged to operations. For income tax purposes, the Company uses accelerated methods of depreciation for certain assets.

  Intangible Assets. Costs incurred in closing the mortgage loan were capitalized and are being amortized over the five-year life of the loan. Commission costs represent the broker fees incurred related to the leases obtained for Imeson Center. These costs are amortized over the life of the leases.

  Revenue Recognition. Commercial real estate rental revenue consists of base rent, reimbursement of operational expenses and common area maintenance charges. Sports licensing revenue consists of sales of logo/personalized knit scarves, knit headwear, and bears with sweaters. The Company recognizes revenue when it is earned.

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

  Fiscal Year. The Company elected to change the date of its fiscal year-end to March 31. Consequently, the consolidated Balance Sheet has been prepared at March 31. The Statements of Income and Cash Flows present information for the nine months ended March 31, 1999 and the year ended June 30, 1998.

  Reclassifications. Certain reclassifications have been made to the financial statements in 1998 in order to conform to the 1999 presentation. None of the reclassifications affected the financial position or results of operations.


NOTE 3 - ACQUISITION

  In December 1998, the Company, through its wholly owned subsidiary Excal Sports Group, Inc., closed on the acquisition of Roxbury Industries Corp. ("Roxbury"). Excal invested $1,500,000 in Roxbury and received 1,000,000 shares of Roxbury's common stock, par value $0.001, representing all of the outstanding shares of common stock of Roxbury. The former common stockholders of Roxbury exchanged their common stock for 1,040,816 shares of convertible preferred stock of Roxbury, par value $0.001. The preferred stock does not contain preferential rights to distributions, does not have voting rights, and is convertible into common stock of Roxbury beginning on July 15, 2002. The number of shares that the preferred stock will convert into varies based on the financial performance of Roxbury. The acquisition was accounted for under the purchase method. No goodwill was generated by the acquisition and the results of operations of Roxbury for the four months ended March 31, 1999 are included in the consolidated financial statements. The pro forma results of operations of the Company for the nine months ended March 31, 1999 and the year ended June 30,1998 as if the acquisition took place on July 1, 1997 is as follows:

                                          Nine Months Ended     Year Ended
                                            March 31, 1999    June 30, 1998
                                            --------------    -------------
                                              (unaudited)      (unaudited)
       Net revenue                            $  5,582,19      $  7,045,92
                                                        2                7
       Net income (loss)                       (  382,299)         264,432
       Earnings (loss) per share - basic      $(      .09)     $       .07
       Earnings (loss) per share - diluted    $(      .09)     $       .06

  These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination occurred on July 1, 1997, or of future results of the consolidated entities.


NOTE 4 - DEPENDENCE ON MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

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

  Three lessees in the Company's commercial real estate division accounted for over 10% of the Company's revenue for the nine months ended March 31, 1999 and fiscal 1998 as follows:

                               Nine Months Ended          Year Ended
                                March 31, 1999           June 30, 1998
                             ---------------------   ---------------------
       Lessee                 Amount    % to Total    Amount    % to Total
       --------------------  ---------- ----------   ---------- ----------
       Laney & Duke          $1,839,671     51%      $2,409,945     53%
       Prudential Insurance     954,916     26%       1,237,679     27%
       America Online           701,199     19%         914,806     20%

  The Laney & Duke lease expires on December 31, 2000. The America Online lease expires on June 15, 2002. The Prudential Insurance Company lease expires June 15, 2003. The loss of any of these leases would have a significant impact on the Company (See Note 11).


NOTE 5 - NOTES RECEIVABLE

  During fiscal 1999, the Company loaned $300,000 to an unrelated privately held company. Interest on the notes accrues at 1% over the prime rate (9% at March 31, 1999). The notes are unsecured but are guaranteed by the principals of the privately held company. As of March 31, 1999, the balance owed included $278,460 in principal and $14,659 in accrued interest. Principal and accrued interest is due on July 20, 1999.


NOTE 6 - INVENTORY

  At March 31, 1999, the inventory consisted of the following:

       Raw materials     $435,984
       Work in process     57,334
       Finished goods      85,924
                          -------
                         $579,242
                          =======


NOTE 7 - NOTES PAYABLE

  The Company is obligated on a note payable under a revolving line of credit expiring on June 30, 1999, in the maximum amount of $725,000, subject to the bank's borrowing base formula. The loan is collateralized by a security interest in the assets of Roxbury and is personally guaranteed by an officer of Roxbury. The balance outstanding at March 31, 1999 was $723,087. Interest is payable monthly at the rate of 1.5% over the bank's prime rate (9.25% at March 31, 1999).


NOTE 8 - LONG-TERM DEBT

  On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property located in Jacksonville, Florida. The mortgage bears a 9% interest rate with a monthly payment of $113,292 based on a twenty-five year amortization. The mortgage had an outstanding balance of $13,268,867 as of March 31, 1999 and matures on October 1, 2002. The mortgage is secured by the land and building located in Jacksonville, Florida, that had a net carrying value of $7,575,721 as of March 31, 1999. The mortgage does not allow early repayment during the first two years of the loan term and provides for an early repayment penalty of 3%, 2% and 1% of the outstanding loan amount during the third year, fourth year, and first six months of the fifth year of the loan term, respectively.

  As a requirement of the mortgage, $950,000 was placed in an interest bearing reserve for future tenant improvements and leasing commissions. In addition, $1,372 per month is required to be deposited into an interest bearing reserve for certain future maintenance items. Both of these reserves must be maintained over the term of the loan and any disbursements require monthly repayments. During fiscal 1998, $121,125 was disbursed from the reserve to pay leasing commissions on the renewal of certain leases. Beginning with the February 1998 payment, the Company was required to deposit $8,350 per month into the reserve until the disbursement was repaid in April 1999. During fiscal 1999, $222,153 was disbursed from the reserve to pay leasing commission on the renewal of certain leases and for renovations to the food service area. Beginning with the November 1998 payment, the Company is required to deposit $3,125 per month into the reserve until the disbursement is repaid.

  Roxbury has a renovation loan with an outstanding balance of $164,829 as of March 31, 1999. The loan bears interest at 8.25% per annum and is repayable in monthly payments of principal and interest of $2,328 through March 31, 2007. The original amount of the loan was $240,000. The loan is secured by the manufacturing facility of Roxbury, which is leased from a corporation owned by two officers of Roxbury .

  Annual maturities of long-term debt as of March 31, 1999 are as follows:
2000 - $172,234; 2001 - $203,224; 2002 - $222,157; 2003 - $12,738,945; 2004
- $20,697; thereafter - $76,439.


NOTE 9 - COMMITMENTS

  The Company leases its corporate headquarters under an operating lease that runs through October 2000. The Company has an option to renew the lease for an additional three years. The Company leases the Roxbury manufacturing facility from a corporation owned by two officers of Roxbury under an operating lease that runs through December 2007. The Company has the option to purchase the property for $700,000 at any time and also has the right of first refusal. The Company incurred rent expense of $105,227 and $88,145 for the nine months ended March 31, 1999 and the year ended June 30, 1998, respectively. Future minimum lease payments under the non-cancelable operating leases as of March 31, 1999 are as follows: 2000 - $174,606; 2001 - $147,054; 2002 - 96,953; 2003 - 86,982; 2004 - 86,400;
thereafter - $324,000.

  The Company entered into employment agreements with its Chairman of the Board, President, and Chief Financial Officer that obligate the Company to pay them $192,600, $205,440, and $85,600 a year, respectively. The employment agreements expire in March 2004, August 2004, and August 1999, respectively, unless their employment is terminated for due cause. The employment agreements also provide for a lump sum severance payment of up to
2.9 times their base salary upon the occurrence of a change in control.

  The Company entered into employment agreements with the President and Chief Operating Officer of Roxbury . The agreements obligate the Company to pay them $75,000 and $63,000 per year through December 1, 2002, unless their employment is terminated for due cause.

  The Company entered into retail licensing agreements with several entities. The agreements call for minimum advance royalty payments that are applied to monthly royalty payments ranging from 9% to 11% of net retail sales. The future minimum guaranteed payments under the agreements as of March 31, 1999 aggregated to $93,750.


NOTE 10 - STOCKHOLDERS' EQUITY

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

  The Series A Participating Preferred Stock will be distributed to holders of the Rights upon exercise of the Rights and payment of the Exercise Price (as defined in the Rights Agreement). Absent an available exemption, registration of the Series A Participating Preferred Stock will be required under the Securities Act of 1933, as amended, and applicable state "blue sky" laws prior to such distribution.

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

Common Stock

  During the nine months ended March 31, 1999, the Company repurchased 162,858 shares of its common stock through open-market purchases at an aggregate cost of $481,990. In addition, officers and directors of the Company exercised options to purchase an aggregate of 940,000 shares of common stock. The 940,000 shares were issued from treasury stock with a cost basis of $3,479,638. One director paid the exercise price for 500,000 shares with 143,154 shares of previously owned shares of common stock with a value of $500,000. The exercise prices for the remaining shares were paid with recourse notes to the Company in the aggregate amount of $579,025. The notes require annual interest payments at a rate of 5.57% with the principal due on September 28, 2003. In addition to the aggregate exercise price of $1,079,025, the Company received an income tax benefit of $1,046,000 and incurred payroll tax costs of $46,809 as a result of the exercise of the options. The officers and directors used 279,219 shares otherwise issuable under the options, with a value of $1,203,818, to pay the withholding taxes due upon the exercise of the options.

  During the fiscal year ended June 30, 1998, the Company repurchased
26,000 shares of its common stock through open-market purchases at a cost of $102,030 and received 8,000 shares with a value of $46,480 as payment for withholding taxes due on the exercise of options. The Company received 5,000 shares of its common stock, with a value of $18,125, as part of the settlement of the lawsuit with Mr. Kerry Marler. As part of the settlement of the lawsuit with John Sanford, et. al., the Company purchased 49,163 shares of common stock at a cost of $233,524. The Company exercised its option to acquire 11,400 shares of common stock at a cost of $2,234 from a shareholder. The Company agreed to pay $485,500 for the right to repurchase three options to purchase a total of 285,000 shares of common stock. Payments of $220,000 and $120,500 were made in January of 1998 and 1999, respectively. The final payment of $95,000 is due upon termination of the options but not later than January 15, 2000. On September 30, 1997, options for the purchase of 25,000 shares of common stock were exercised. The exercise generated $25,000 in proceeds and $48,000 in tax savings for the Company.

Options and Warrants

  The Company had a stock option plan that expired in April 1998 providing for the issuance of up to 500,000 shares of the Company's common stock to employees and directors, pursuant to options granted under the Option Plan. The Company has also issued additional options and warrants to officers, directors, and unaffiliated third parties outside of the Option Plan. The Company applies APB Opinion 25 and related Interpretations in accounting for its grants of options and warrants. The Company has not recorded compensation expense relating to any issuance of options or warrants since, in all instances, the exercise price was greater than or equal to the market value of the underlying shares of the Company's common stock on the dates of grant. Had compensation cost for the options and warrants granted been determined based on the fair value at the grant dates under the methods proscribed by FASB Statement 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                      1999          1998
                                                     -------      -------
  Net income (loss)                As reported    $(338,016)    $ 442,370
                                   Pro forma      $(606,934)    $ 396,022

  Earnings per share - basic       As reported    $(    .08)    $     .11
                                   Pro forma      $(    .14)    $     .10

  Earnings per share - diluted     As reported    $(    .08)    $     .10
                                   Pro forma      $(    .14)    $     .09

  For purposes of the proforma presentation above, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 30 percent and expected lives of 3 years for both years and risk free interest rates of 4.5% and 5.81% in 1999 and 1998, respectively.

  A summary of the status of the options issued pursuant to the Plan and the options and warrants issued outside the Plan is as follows:

                                Issued Pursuant           Issued outside
                                 to Option Plan           of Option Plan
                               -------------------     --------------------
                                         Exercise                  Exercise
                                Shares   Price(1)      Shares(2)   Price(1)
                                -------  --------      ---------   --------
Outstanding at June 30, 1997    130,000    $1.43       1,267,650     $2.21
Granted in fiscal 1998               --       --          55,000     $4.85
Forfeited in fiscal 1998       ( 25,000)   $1.00              --        --
Exercised in fiscal 1998       ( 25,000)   $1.00              --        --
                                -------                ---------
Outstanding at June 30, 1998     80,000    $1.71       1,322,650     $2.32
Granted in fiscal 1999             --         --         722,373(2)  $2.77
Forfeited in fiscal 1999           --         --      (  285,000)    $1.37
Exercised in fiscal 1999       ( 75,000)   $1.44      (  865,000)    $1.12
                                -------                ---------
Outstanding at March 31, 1999     5,000    $5.74         895,023     $4.15
                                =======                =========

1 Weighted average exercise price.

2 Includes options to acquire 300,000 shares at an exercise price of $1.00 per share that were awarded to R. Park Newton, III in October 1994 but were not issued until January 1999 because of a requirement that the Board of Directors take certain actions prior to issuing such options.

  The following table summarizes information about the options and warrants outstanding at March 31, 1999, stratified by exercise price:

                       Options Outstanding           Options Exercisable
               -----------------------------------  ----------------------
                             Weighted
                              Average     Weighted                Weighted
  Range of                   Remaining    Average                  Average
  Exercise        Number    Contractual   Exercise     Number     Exercise
   Prices       Outstanding     Life       Price     Exercisable    Price
--------------  -----------  ----------  ----------  -----------  --------

Issued pursuant to Option Plan
------------------------------
    $5.74            5,000    0.1 years     $5.74        5,000      $5.74


Issued outside of Option Plan
-----------------------------
$2.00 to $2.94     426,005    7.0 years     $2.50      426,005      $2.50
$4.69 to $4.95     274,018    5.2 years     $4.88      274,018      $4.88
$5.63 to $7.43     195,000    0.7 years     $6.71      195,000      $6.71



NOTE 11 - COMMERCIAL REAL ESTATE RENTAL REVENUE

  The Company, through its wholly owned subsidiary Jacksonville Holdings, Inc., leases improved real property located in Jacksonville, Florida. The leases include a base rental fee, a contingent rental fee to reimburse the Company for operating costs and common area maintenance costs, and a requirement that the tenants pay for their own utilities. The land and building had a carrying cost of $8,533,101 and accumulated depreciation of $957,380 as of March 31, 1999. Minimum future rentals under non-cancelable leases are as follows: 2000 - $3,938,345; 2001 - $3,542,807; 2002 -
$2,041,591; 2003 - $1,372,606; and, 2004 - $265,409.  During nine months ended March 31, 1999 and fiscal 1998, rental revenue included $590,531 and $836,293 of contingent rentals, respectively.


NOTE 12 - LITIGATION SETTLEMENT

  The Company and Harvey Moore settled litigation over compensation in fiscal 1997. In fiscal 1999, the Court awarded Harvey Moore legal fees and costs of $82,246. The Court may award a small amount of additional costs pending receipt of adequate documentation. Harvey Moore appealed the Court's decision and the appeal is still outstanding.

  On October 30, 1997, the United States District Court granted the Company's motion to dismiss with prejudice as to plaintiff ASX Investment Corporation, but denied the motion as to plaintiff Steve Rosner.
Subsequently, Plaintiff Steve Rosner voluntarily dismissed his claim and ASX Investment Corporation filed an appeal, which is still outstanding.

  The Court approved the settlement agreement with Channel Partnership at the hearing held on October 15, 1998. The settlement agreement required, among other things, that the Company purchase shares of its common stock in accordance with SEC Rule 10b-18 in the event the closing bid price falls below $3.30 for twenty consecutive days. The purchase commitment will continue until such time as: (i) the Company has purchased an aggregate of 600,000 shares or (ii) the stock price closes at or above $3.30 per share, or (iii) October 15, 1999. The Court also awarded Channel Partnership fees and costs of $134,500.


NOTE 13 - INCOME TAXES

  The components of the provision (benefit) for income taxes for the nine months ended March 31, 1999 and the year ended June 30, 1998 were as follows:
                                              1999          1998
                                            --------      --------
     Current tax expense (benefit)         $(351,000)    $ 297,000
     Deferred tax expense                    154,000        15,000
                                             -------       -------
                                           $(197,000)    $ 312,000
                                             =======       =======

  In 1998, current tax benefit of $50,000 and deferred tax expense of $50,000 were allocated to discontinued operations. The difference between the provision (benefit) for income taxes and the amounts obtained by applying the statutory US Federal Income Tax rate to the income before taxes is as follows:

                                                     1999          1998
                                                   --------      --------
     Tax expense (benefit) at statutory rate     $( 182,000)   $  257,000
     Increase (decrease) in taxes
       resulting from tax effects of:
         State income taxes, net
           of federal tax benefit                 (  34,000)       44,000
         Non-deductible expenses                     18,000        13,000
         Other                                        1,000      (  2,000)
                                                    -------       -------
                                                 $( 197,000)    $ 312,000
                                                    =======       =======

  As of March 31, 1999, the Company had approximately $2,072,000 and $3,970,000 in net operating loss carryforwards for federal and state tax purposes, respectively. The net operating loss carryforwards expire in the years 2010 through 2019.

  The sources of significant temporary differences which gave rise to deferred tax assets and liabilities as of March 31, 1999 are as follows:

Deferred tax assets:
 Allowance for doubtful accounts                              $    66,000
 Accrued salaries, bonuses and expenses                           273,000
 Tax basis of intangible assets in excess of book                   1,000
 Net operating loss carryforward                                  931,000
                                                                ---------
                                                                1,271,000
 Less valuation allowance for loss carryforward                    17,000
                                                                ---------
                                                                1,254,000
                                                                ---------
Deferred tax liabilities:
 Book basis of property, plant and equipment in excess of tax     182,000
 Book basis of investment in subsidiaries in excess of tax      1,937,000
                                                                ---------
                                                                2,119,000
                                                                ---------
   Net deferred tax liabilities                               $   865,000
                                                                =========

  The valuation allowance increased by $2,000 in 1999 and decreased by $2,000 in 1998.



     The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheet as follows:

        Current assets                      $   339,000
        Non-current liabilities               1,204,000
                                              ---------
                                            $   865,000
                                              =========


NOTE 14 - 401(K) RETIREMENT PLAN

  The Company established a 401(k) retirement plan effective March 1, 1997. The Plan covers substantially all of its employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits. The Company contributed $13,117 and $14,818 to the Plan for the nine months ended March 31, 1999 and the year ended June 30, 1998, respectively.


NOTE 15 - SEGMENT INFORMATION

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

                                           Nine Months Ended    Year Ended
                                             March 31, 1999   June 30, 1998
                                             --------------   -------------
Segment income (loss) before income taxes
  Real estate operations                     $    370,143     $     794,449
  Sports licensing operations                 (   547,982)               --
  Other                                       (   357,177)     (     40,079)
                                               ----------        ----------
    Total income (loss) before income taxes  $(   535,016)    $     754,370
                                               ==========        ==========

                                                 As of            As of
                                             March 31, 1999   June 30, 1998
                                             --------------   -------------
Identifiable assets
  Real estate operations                      $13,119,408       $12,882,399
  Sports licensing operations                   2,656,251                --
  Other                                         6,785,990        10,644,665
                                               ----------        ----------
    Total identifiable assets                 $22,561,649       $23,527,064
                                               ==========        ==========


NOTE 16 - RELATED PARTIES

  The Company has entered into Indemnity Agreements with its officers and directors under which the Company agrees to indemnify and hold harmless such individuals against all expense, judgments, fines, penalties, etc. reasonably incurred by each in connection with their services to the Company. However, such indemnification only applies following a specific determination that such individuals acted in good faith and in a manner that each reasonably believed to be in the best interests of the Company. The Board of Directors previously authorized the advance of costs and expenses incurred by certain of its officers, directors, employees and agents in connection with the Securities and Exchange Commission ("Commission") investigation. Such advances were conditioned on repayment if it was ultimately determined that the person on whose behalf the advance was made did not meet the statutory standards of conduct required for indemnification. Under Delaware law, a person may only be indemnified to the extent that they are determined to have acted in good faith and in a manner reasonably believed by them to be in the best interest of the Company. In connection with the Commission's investigation, the Company's Board of Directors engaged counsel to conduct an internal investigation of the matters underlying the Commission's investigation. Based upon such report and on the matters raised by the Commission's investigation, the Board of Directors discovered no evidence that such officers, directors, employees and agents acted other than in good faith and in a manner which they reasonably believed to have been in the best interests of the Company in discharging their duties. Accordingly, the Board of Directors has determined that such individuals are entitled to indemnification for costs and expenses incurred in connection with the Commission investigation referenced above. The Company has $350,000 accrued for judgments and fines as of March 31, 1999.

     The Company leases the Roxbury manufacturing facility from a corporation owned by two officers of Roxbury under an operating lease that runs through December 2007. The Company has the option to purchase the property for $700,000 at any time and also has the right of first refusal.


NOTE 17 - COMPARATIVE FINANCIAL INFORMATION

  The Company elected to change the date of its fiscal year-end to March
31. As a result, the transition period for the nine months ended March 31, 1999 and the unaudited period for the nine months ended March 31, 1998 are presented herein.

                                            March 31, 1999   March 31, 1998
                                            --------------   --------------
                                                              (unaudited)
Net revenue                                  $(3,926,586      $ 3,432,182
Net operating profit                             585,238        1,281,974
Income (loss) before income taxes             (  535,016)         735,038
Income tax provision (benefit)                (  197,000)         301,000
Net income (loss)                             (  338,016)         434,038

Earnings (loss) per share - basic            $(      .08)     $       .11
                                               =========        =========
Earnings (loss) per share - diluted          $       .08)     $       .10
                                               =========        =========


NOTE 18 - LEGAL PROCEEDINGS

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

  Motions for summary judgment have been filed by the Commission and the Company. An oral hearing on the motions for summary judgment is scheduled for July 16, 1999. The trial has not been scheduled and is not expected to begin until the motions for summary judgment have been ruled upon.