Form 10QSB
period 1999-06-30
EXCAL ENTERPRISES INC
filed 1999-08-11
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the quarterly period ended June 30, 1999


    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ___________________ to _______________


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

                         Yes  [X]      No  [ ]

As of July 31, 1999, there were 4,238,972 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                           EXCAL ENTERPRISES, INC.
                         CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1999

                                ASSETS                       (unaudited)
Current Assets
Cash and cash equivalents                                   $  9,099,338
Accounts receivable, less allowance of $144,106                  474,885
Notes receivable                                                 299,745
Income tax receivable                                            324,000
Inventory                                                        607,375
Prepaid expenses and deposits                                    415,506
Deferred tax asset                                               239,000
                                                              ----------
     Total current assets                                     11,459,849
                                                              ----------
Property, plant and equipment
Land                                                           1,600,000
Buildings and improvements                                     6,933,101
Furniture, fixtures, vehicles and equipment                    2,283,699
                                                              ----------
                                                              10,816,800
    Less accumulated depreciation and amortization             1,857,321
                                                              ----------
       Net property, plant and equipment                       8,959,479
                                                              ----------
Restricted cash reserves                                         783,040
Commission costs, less accumulated
 amortization of $348,628                                        265,963
Loan costs, less accumulated amortization of $291,544            541,440
                                                              ----------
       Total Assets                                         $ 22,009,771
                                                              ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                            $    515,854
Accrued liabilities                                              284,286
Reserve for litigation                                           432,246
Notes payable                                                    733,121
Current portion of long-term debt                                174,812
                                                              ----------
      Total current liabilities                                2,140,319
Long-term debt                                                13,215,790
Deferred tax liability                                         1,078,000
                                                              ----------
      Total Liabilities                                       16,434,109
                                                              ----------
Minority interest equity                                           1,041

Stockholders' equity
Preferred stock, $.01 par value, 7,500,000
 shares authorized, 5,000,000 shares issued,
 no shares outstanding                                                --
Common stock, $.001 par value, 20,000,000
 shares authorized, 4,738,866 shares issued,
 4,242,240 shares outstanding                                      4,738
Additional paid-in capital                                     4,036,475
Retained earnings                                              3,746,848
Less 496,626 shares of common stock
 held in treasury at cost                                    ( 1,634,415)
                                                              ----------
                                                               6,153,646
Less notes receivable from stockholders                      (   579,025)
                                                              ----------
      Total stockholders' equity                               5,574,621
                                                              ----------
      Total Liabilities and Stockholders' Equity            $ 22,009,771
                                                              ==========

  The accompanying notes are an integral part of the consolidated financial statements.



                           EXCAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                                          Three Months Ended June 30
                                          --------------------------
                                              1999            1998
                                           ---------       ---------
Rental revenue                           $ 1,198,833     $ 1,148,876
Sports licensing sales                       304,102              --
                                           ---------       ---------
     Total net revenue                     1,502,935       1,148,876

Cost of sports licensing sales               270,470              --
                                           ---------       ---------
Gross margin                               1,232,465       1,148,876
                                           ---------       ---------
Rental operating costs                       545,992         774,507
Sports licensing operating costs             351,194              --
Depreciation and amortization                193,130         160,900
                                           ---------       ---------
     Total operating costs                 1,090,316         935,407
                                           ---------       ---------
     Net operating profit                    142,149         213,469
                                           ---------       ---------
Other expense (income)
  Interest expense                           322,802         301,888
  Professional fees related
   to litigation                              48,499         101,846
  Loss (gain) on disposals of assets              --      (    3,807)
  Interest income                         (  141,673)     (  175,305)
  Miscellaneous income                    (   20,885)     (   30,485)
                                           ---------       ---------
     Net other expense                       208,743         194,137
                                           ---------       ---------

Income (loss) before income taxes         (   66,594)         19,332

Income tax provision (benefit)            (   26,000)         11,000
                                           ---------       ---------
Net income (loss)                        $(   40,594)    $     8,332
                                           =========       =========
Earnings (loss) per share
  Basic                                  $(      .01)    $       .00
                                           =========       =========
  Diluted                                $(      .01)    $       .00
                                           =========       =========
Weighted average shares outstanding
  Common                                   4,262,349       3,940,040
  Common and equivalent                    4,262,349       4,464,133

  The accompanying notes are an integral part of the consolidated financial statements.



                           EXCAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                Three Months Ended June 30
                                               ---------------------------
                                                   1999            1998
                                                ---------       ----------
Cash provided by operating activities
Net income (loss)                             $(   40,594)    $      8,332
Adjustments to reconcile net
income (loss) to net cash provided
(used) by operating activities:
Depreciation and amortization                     193,130          160,900
Other adjustments                              (   42,410)     (   172,081)
Decrease (increase) in
 net operating assets                          (  475,955)         421,863
                                                ---------       ----------
Net cash provided (used) by
 operating activities                          (  365,829)         419,014
                                                ---------       ----------
Cash flows from investing activities
Construction escrow deposit                            --      (   100,000)
Proceeds from sale of assets                           --           62,940
Property and equipment additions               (    8,763)     (    53,933)
                                                ---------       ----------
Net cash used by investing activities          (    8,763)     (    90,993)
                                                ---------       ----------
Cash flows from financing activities
Net proceeds from notes payable                    12,792               --
Principal repayments of notes payable          (    2,758)
Principal repayments of long-term debt         (   43,094)     (    38,065)
Purchase of treasury stock                     (  148,983)     (     2,234)
                                                ---------       ----------
Net cash provided (used) by
 financing activities                          (  182,043)     (    40,299)
                                                ---------       ----------

Increase (decrease) in cash                    (  556,635)         287,722

Cash and cash equivalents
 at beginning of period                         9,655,973       12,622,679
                                                ---------       ----------
Cash and cash equivalents at end of period    $ 9,099,338     $ 12,910,401
                                                =========       ==========

  The accompanying notes are an integral part of the consolidated financial statements.



                           EXCAL ENTERPRISES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended June 30, 1999 and 1998, (b) the financial position at June 30, 1999, and (c) cash flows for the three-month periods ended June 30, 1999 and 1998, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 1999. The results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - NOTES PAYABLE

    The Company's $725,000 line of credit with European American Bank renewed in July. The loan was renewed with $375,000 as a revolving line of credit and $350,000 as a term loan. The term loan bear interest at the rate of 9.42% and is payable interest only through December 1999. Monthly principal payments of $6,500 plus interest are payable beginning in January 2000 and continuing through June 2004 when the remaining balance is due. The revolving line of credit bears interest at 1.5% over the bank's prime rate, matures on June 30, 2000 and must be paid off for 30 days during the term.

NOTE 3 - STOCKHOLDERS' EQUITY

    During the three months ended June 30, 1999, the Company purchased 48,560 shares of its common stock in market transactions at an aggregate cost of $148,983.

NOTE 4 - SEGMENT INFORMATION

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

                                                 Three Months Ended June 30
                                                ----------------------------
                                                    1999             1998
                                                ----------        ----------
Segment income (loss) before income taxes
Real estate operations                        $    267,620      $    293,401
Sports licensing operations                    (   380,822)               --
Other                                               46,608       (   274,069)
                                                ----------        ----------
Total income (loss) before income taxes       $(    66,594)     $     19,332
                                                ==========        ==========

                                                        As of June 30
                                                ----------------------------
                                                    1999             1998
                                                ----------        ----------
Identifiable assets
  Real estate operations                      $ 13,323,226     $  12,882,399
  Sports licensing operations                    2,500,103                --
  Other                                          6,186,442        10,644,665
                                                ----------        ----------
     Total identifiable assets                $ 22,009,771     $  23,527,064
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

    The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

    The following discussion compares the results of operations for the three-month period ended June 30, 1999 (First Quarter 2000) with the three-month period ended June 30, 1998 (First Quarter 1999).


Results of Continuing Operations

    The Company's operations fall into two distinct businesses: the manufacture and distribution of sports licensing products and the rental of commercial real estate. In December 1998, the Company acquired Roxbury Industries Corp ("Roxbury"), which produces and distributes knit products licensed by most professional and major college teams. The Company owns, leases, and manages a two story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida.

Sports Licensing Products

    Roxbury manufactures and distributes logo/personalized knit scarves, knit headwear and bears with sweaters. The logos include team names of the National Football League, Major League Baseball, the National Hockey League, and most major colleges. In addition, Roxbury has produced logo products for high schools throughout the United States. Roxbury's logo products have been primarily sold through bookstores, arena concessions and sporting goods outlets. These products are marketed under the "4.0"r (4 point 0r) trademark. The Company's expanded marketing efforts for its 4.0 product line is primarily focused in the mass merchandise markets.

    The personalized products that Roxbury manufactures are marketed under the tradename "1 800 I-LOVE-IT"T. The products are personalized knit gifts that evoke lasting memories of special occasions passed. The leading products are the "Birth Bear"r and "Birth Blanket"T. These bears and blankets are personalized with the baby's name, date of birth, weight and length knitted into the fabric of the product. Other products include bears with sweaters celebrating special occasions sold under the trademark "Ultimate Greeting Card"T. These products are distributed through gift shops and directly to consumers through catalog sales. The Company has implemented several new marketing programs for its personalized products to open new distribution channels.

    The revenue and expenses of the sports licensing division are only included for the three-month period ending June 1999. Roxbury's revenue has been very seasonal with the majority of its sales in the months of July through November. The cost of goods sold for First Quarter 2000 is higher than is to be expected on an annual basis because the manufacturing overhead is allocated over less goods during the slower months of the Company's seasonal business. The operating costs of Roxbury have increased for several reasons. Roxbury hired a vice president of sales and marketing with extensive experience in Roxbury's industry. In addition, the Company has invested in new marketing programs geared toward increasing future sales.
The sports licensing division accounted for $40,264 of the total depreciation and amortization expenses for the First Quarter 2000. The net operating loss of the sports licensing division was $357,826 for the First Quarter 1999.

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

    Net revenue increased 4% to $1,198,833 in First Quarter 2000 from $1,148,876 in First Quarter 1999. The base minimum rental fee increased by $38,524 (4%) in First Quarter 2000 as a result of increases in the base minimum rent per square foot. The contingent rental fee increased by $15,432 (8%) in the three-month period as a result of an increase in reimbursable operating costs.

    Operating costs decreased $228,515 (29%) to $545,992 in First Quarter 2000 from $774,507 in First Quarter 1999. The primary reasons for the decline was the allocation of corporate costs to Roxbury and a reduction in salary expense. Annual bonuses were awarded in First Quarter 1999, prior to the Company changing its year-end from June 30 to March 31. This decline in salary expense was offset by a $22,531 increase in reimbursable operating costs for First Quarter 2000, as compared to the same period of the prior year.

    Depreciation and amortization decreased by $8,034 in First Quarter 2000 to $152,866, as compared to First Quarter 1999. The net operating profit of the commercial real estate division increased from $213,469 in First Quarter 1999 to $499,975 in First Quarter 2000.

Other Expense (Income)

    The increase in interest expense for First Quarter 2000, as compared to First Quarter 1999, was related to the line of credit and New York Job Development Authority loan assumed in the acquisition of Roxbury. Professional fees related to litigation decreased significantly in First Quarter 2000 as compared to First Quarter 1999 as a result of the settlement of all but one lawsuit. The decrease in interest income in First Quarter 2000 as compared to First Quarter 1999 related to the decreased cash balances from the purchase of treasury stock and the acquisition of Roxbury Industries, Corp.


Liquidity and Capital Resources

    The cash used by operating activities was $365,829 in First Quarter 2000 compared to cash provided of $419,014 in First Quarter 1999. The Company's operations provided $110,126 in working capital in First Quarter 2000 compared to $2,849 of working capital used in First Quarter 1999. The increase in net operating assets in First Quarter 2000 was from an increase in accounts receivable in the real estate operations, an increase in Roxbury's inventory and a reduction in corporate accrued expenses. The decrease in net operating assets in First Quarter 1999 was primarily an increase in accrued corporate expenses.

    Property and equipment additions in First Quarter 2000 were primarily for equipment used at Roxbury and in First Quarter 1999 were for equipment used at Imeson Center.

    Cash of $182,043 was used by financing activities in First Quarter 2000, as compared to cash used by financing activities of $40,299 in First Quarter 1999. The increase in cash used by financing activities was related to the Company purchasing 48,560 shares of its common stock at an aggregate cost of $148,983 in First Quarter 2000.

    The Company's $725,000 line of credit with European American Bank renewed in July. The loan was renewed with $375,000 as a revolving line of credit and $350,000 as a term loan. The term loan bear interest at the rate of 9.42% and is payable interest only through December 1999. Monthly principal payments of $6,500 plus interest are payable beginning in January 2000 and continuing through June 2004 when the remaining balance is due. The revolving line of credit bears interest at 1.5% over the bank's prime rate, matures on June 30, 1999 and must be paid off for 30 days during the term.

    The Company did not have any material commitments for capital expenditures as of June 30, 1999 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop outparcels at the Imeson Center. Roxbury is incurring additional marketing expenses to expand its revenue base and distribution channels. The Company is expending resources to identify, evaluate, and negotiate with potential acquisition candidates in order to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. In addition, the Company has been and expects to continue repurchasing shares of its stock. The Company believes its current liquidity position will be sufficient to meet its needs for at least the next year. However, any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


PART II - OTHER INFORMATION

Item 1.  - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

Securities and Exchange Commission

    The oral hearing on the Company's motion for summary judgment was held on July 16, 1999. No decision has been issued. The trial has not been scheduled.

Harvey Moore

    The Court awarded Harvey Moore fees and costs of $82,246 in October 1998. The Company and Harvey Moore agreed to an additional $2,000 award for certain
costs that the Court had not ruled upon.   Harvey Moore has appealed the
Court's decision.


Item 2.  Exhibits and Reports on Form 8-K.

(a) Exhibits

      27    Financial Data Schedule

(b) Reports on Form 8-K.

      None.

(c) Sales of Unregistered Securities.

        None.
                                 SIGNATURES



    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: August 10, 1999                /s/ W. CAREY WEBB
                                        -------------------------------------
                                        W. Carey Webb
                                        President and Chief Executive Officer



  Dated: August 10, 1999                /s/ TIMOTHY R. BARNES
                                        ------------------------------------
                                        Timothy R. Barnes
                                        Vice President and Chief Financial
                                        Officer