Form 10QSB
period 1999-09-30
EXCAL ENTERPRISES INC
filed 1999-11-15
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999


    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to ______________


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

                         Yes [X]   No [ ]

As of October 31, 1999, there were 3,954,195 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                           EXCAL ENTERPRISES, INC.
                         CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 1999

                                ASSETS                         (unaudited)
Current Assets
Cash and cash equivalents                                      $  7,692,571
Accounts receivable, less allowance of $107,895                     709,591
Notes receivable                                                    306,736
Income tax receivable                                               324,000
Inventory                                                           567,560
Prepaid expenses and deposits                                       549,183
Deferred tax asset                                                  227,000
                                                                 ----------
     Total current assets                                        10,376,641
                                                                 ----------
Property, plant and equipment
Land                                                              1,600,000
Buildings and improvements                                        6,933,101
Furniture, fixtures, vehicles and equipment                       2,300,504
                                                                 ----------
                                                                 10,833,605
    Less accumulated depreciation and amortization                1,972,674
                                                                 ----------
       Net property, plant and equipment                          8,860,931
                                                                 ----------
Note receivable - related party                                     261,394
Restricted cash reserves                                            585,977
Commission costs, less accumulated amortization of $391,139         434,008
Loan costs, less accumulated amortization of $333,194               499,790
                                                                 ----------
       Total Assets                                            $ 21,018,741
                                                                 ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                               $    740,743
Accrued liabilities                                                 551,196
Reserve for litigation                                              434,246
Notes payable                                                       373,087
Current portion of long-term debt                                   179,586
                                                                 ----------
      Total current liabilities                                   2,278,858
Long-term debt                                                   13,518,281
Deferred tax liability                                            1,233,000
                                                                 ----------
      Total liabilities                                          17,030,139
                                                                 ----------

Minority interest equity                                              1,041
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares authorized,
  5,000,000 shares issued, no shares outstanding                         --
Common stock, $.001 par value, 20,000,000 shares authorized,
  4,738,866 shares issued, 3,961,756 shares outstanding               4,738
Additional paid-in capital                                        3,985,842
Retained earnings                                                 3,658,047
Less 777,110 shares of common stock held in treasury at cost    ( 2,543,436)
                                                                 ----------
                                                                  5,105,191
Less notes receivable from stockholders                         ( 1,117,630)
                                                                 ----------
      Total stockholders' equity                                  3,987,561
                                                                 ----------
      Total Liabilities and Stockholders' Equity               $ 21,018,741
                                                                 ==========

  The accompanying notes are an integral part of the consolidated financial statements.


                             EXCAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                Three Months Ended                Six Months Ended
                                                   September 30                     September 30
                                             ------------------------        -------------------------
                                                1999           1998             1999            1998
                                             ---------      ---------        ---------       ---------
Rental revenue                            $  1,364,486    $ 1,170,829      $ 2,563,319     $ 2,319,705
Sports licensing sales                         794,315             --        1,098,417              --
                                             ---------      ---------        ---------       ---------
     Total net revenue                       2,158,801      1,170,829        3,661,736       2,319,705

Cost of sports licensing sales                 470,116             --          740,586              --
                                             ---------      ---------        ---------       ---------
Gross margin                                 1,688,685      1,170,829        2,921,150       2,319,705
                                             ---------      ---------        ---------       ---------

Rental operating costs                         702,092        664,233        1,248,084       1,438,740
Sports licensing operating costs               457,132             --          808,326              --
Depreciation and amortization                  199,514        157,448          392,644         318,348
                                             ---------      ---------        ---------       ---------
     Total operating costs                   1,358,738        821,681        2,449,054       1,757,088
                                             ---------      ---------        ---------       ---------

     Net operating profit                      329,947        349,148          472,096         562,617
                                             ---------      ---------        ---------       ---------
Other expense (income)
  Interest expense                             319,984        310,897          642,786         612,785
  Professional fees related to litigation       70,672        158,091          119,171         259,937
  Litigation settlement                             --        217,273               --         217,273
  Gain on disposals of assets                       --             --               --      (    3,807)
  Interest income                           (  141,250)    (  184,836)      (  282,923)     (  360,141)
  Miscellaneous income                      (   11,658)    (   53,243)      (   32,543)     (   83,728)
                                             ---------      ---------        ---------       ---------
     Net other expense                         237,748        448,182          446,491         642,319
                                             ---------      ---------        ---------       ---------

Income (loss) before income taxes               92,199     (   99,034)          25,605      (   79,702)

Income tax provision (benefit)                 181,000     (   37,000)         155,000      (   26,000)
                                             ---------      ---------        ---------       ---------
Net loss                                   $(   88,801)   $(   62,034)     $(  129,395)    $(   53,702)
                                             =========      =========        =========       =========
Loss per share
  Basic                                    $(      .02)   $(      .02)     $(      .03)    $(      .01)
                                             =========      =========        =========       =========

  Diluted                                  $(      .02)   $(      .02)     $(      .03)    $(      .01)
                                             =========      =========        =========       =========
Weighted average shares outstanding
  Common                                     4,301,639      3,944,748        4,281,994       3,942,394
  Common and equivalent                      4,301,639      3,944,748        4,281,994       3,942,394

    The accompanying notes are an integral part of the consolidated financial statements.


                           EXCAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                         Six Months Ended
                                                           September 30
                                                    --------------------------
                                                       1999            1998
                                                    ---------       ----------
Cash provided by operating activities
Net loss                                          $(  129,395)    $(    53,702)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization                         392,644          318,348
Other adjustments                                     102,379      (   207,070)
Decrease (increase) in net operating assets        (  294,997)         216,660
                                                    ---------       ----------
Net cash provided by operating activities              70,631          274,236
                                                    ---------       ----------
Cash flows from investing activities
Proceeds from sale of assets                               --           62,940
Property and equipment additions                   (   25,568)     (   162,368)
       Loans to privately held company                     --      (   300,000)
                                                    ---------       ----------
Net cash used by investing activities              (   25,568)     (   399,428)
                                                    ---------       ----------
Cash flows from financing activities
Loan to related party                              (  261,394)             --
Principal repayments of long-term debt             (   85,829)     (    76,993)
Purchase of treasury stock                         (1,661,242)     (     2,234)
                                                    ---------       ----------
Net cash used by financing activities              (2,008,465)     (    79,227)
                                                    ---------       ----------

Decrease in cash                                   (1,963,402)     (   204,419)

Cash and cash equivalents at beginning of period    9,655,973       12,622,679
                                                    ---------       ----------
Cash and cash equivalents at end of period        $ 7,692,571     $ 12,418,260
                                                    =========       ==========

  The accompanying notes are an integral part of the consolidated financial statements.



                           EXCAL ENTERPRISES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended September 30, 1999 and 1998, (b) the financial position at September 30, 1999, and (c) cash flows for the six-month periods ended September 30, 1999 and 1998, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 1999. The results of operations for the three-month and six-month periods ended September 30, 1999 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - NOTES RECEIVABLE

    During fiscal 1999, the Company loaned $300,000 to an unrelated privately held company. The notes are unsecured but are guaranteed by the principals of the privately held company. As of September 30, 1999, the balance owed included $278,460 in principal and $28,276 in accrued interest. Principal and accrued interest was due July 20, 1999. Negotiations to restructure the note receivable were unsuccessful. In October, the Company commenced legal proceedings for collection of the notes. The Company believes the notes are fully collectible.


NOTE 3 - NOTES PAYABLE

    The Company renewed its $725,000 line of credit with European American Bank in July. The loan was renewed with $375,000 as a revolving line of credit and $350,000 as a term loan. The notes are secured by the assets of Roxbury Industries Corp. and are personally guaranteed by certain officers of Roxbury Industries Corp. The term loan bears interest at the rate of 9.42% and is payable interest only through December 1999. Monthly principal payments of $6,500 plus interest are payable beginning in January 2000 and continuing through June 2004. The revolving line of credit bears interest at 1.5% over the bank's prime rate, matures on June 30, 2000 and must be paid off for 30 days during the term.


NOTE 4 - STOCKHOLDERS' EQUITY

    During the six months ended September 30, 1999, the Company purchased 512,399 shares of its common stock at an aggregate cost of $1,661,242. On August 4, 1999, a director of the Company exercised options to purchase 183,355 shares of common stock for an aggregate exercise price of $538,606. The 183,355 shares were issued from treasury stock with a cost basis of $603,238. The Company loaned the director $800,000 under a recourse note collateralized by shares of the Company's stock, primarily to cover the exercise price and payroll taxes due upon the exercise. The note requires annual interest payments at a rate of 6.56% per annum with the principal due on July 31, 2004. The portion of the note that related to the exercise price is included as an offset to stockholders' equity. The balance of $261,394 is included as an asset on the balance sheet. The Company recorded a tax benefit of $14,000 as a result of the exercise of options.


NOTE 5 - SEGMENT INFORMATION

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

                                            Six Months Ended September 30
                                            -----------------------------
                                                 1999             1998
                                              ----------       ----------

Segment income (loss) before income taxes
Real estate operations                      $    542,715     $     87,761
Sports licensing operations                  (   577,107 )             --
Other                                             59,997      (   167,463)
                                              ----------       ----------
Total income (loss) before income taxes     $     25,605     $(    79,702)
                                              ==========       ==========

                                                  As of September 30
                                            -----------------------------
                                                  1999            1998
                                              ----------       ----------
Identifiable assets
  Real estate operations                    $ 13,746,456     $ 12,711,781
  Sports licensing operations                  2,307,175               --
  Other                                        4,965,110       11,236,956
                                              ----------       ----------
     Total identifiable assets              $ 21,018,741     $ 23,948,737
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

    The following discussion compares the results of operations for the three-month period ended September 30, 1999 (Second Quarter 2000) with the three-month period ended September 30, 1998 (Second Quarter 1999) and for the six-month period ended September 30, 1999 (2000 YTD) with the six-month period ended September 30, 1998 (1999 YTD).

Results of Continuing Operations

    The Company's operations fall into two distinct businesses: the manufacture and distribution of sports licensing products and the rental of commercial real estate. In December 1998, the Company acquired Roxbury Industries Corp ("Roxbury"), which produces and distributes knit products licensed by most professional and major college teams. The Company owns, leases, and manages a two-story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida.

Sports Licensing Products

    Since Roxbury was acquired in December 1998, the revenue and expenses of the sports licensing division are only included for the three-month and six-month periods ending September 1999. Roxbury's revenue has been very seasonal. The majority of its sales have been in the months of July through November. Roxbury's sales are approximately 12% behind the prior year. However, the bookings in October were more than double the prior year. The Company expects revenue for the fiscal year to surpass the same period of the prior year based on its marketing efforts and a predicted colder winter than last year. In addition, the Company has expanded its product line and the number of licensed products. While the Company is starting to see the results from its marketing efforts, sales have not increased as quickly as originally anticipated. Therefore, the Company does not expect Roxbury to be profitable for fiscal 2000.

    The cost of goods sold, as a percentage of revenue, is lower for Second Quarter 2000 (59.2%) than for 2000 YTD (67.4%). This is because the manufacturing overhead was allocated over fewer goods sold during the first three months of the fiscal year. The operating costs of Roxbury have increased in the Second Quarter 2000 as compared to the first three months of the fiscal year for several reasons. In June 1999, Roxbury hired a vice president of sales and marketing with extensive experience in Roxbury's industry. In addition, several new marketing programs geared toward increasing future sales have been implemented. Of the total depreciation and amortization expenses, the sports licensing division accounted for $41,358 in the Second Quarter 2000 and $81,622 in 2000 YTD. The net operating loss of the sports licensing division was $174,291 for the Second Quarter 2000 and $532,117 in 2000 YTD. The net operating loss for the Second Quarter 2000 was less than one-half the net operating loss incurred in the first three months of the fiscal year.

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

    The Company is currently in negotiations with Laney & Duke regarding the renewal of their leases for 1,392,000 square feet of warehouse space that expire on December 31, 2000. The lease of office space to America Online does not expire until June 15, 2002 and America Online has an option to extend for a three-year period. However, on November 10, 1999, America Online announced their intention to construct their own building on the southside of Jacksonville, Florida. The Company is going to market the space currently leased by America Online. The Company believes that this space is much more valuable now than it was when the lease with America Online was originally negotiated in 1995.

    Net revenue increased by 17% to $1,364,486 in Second Quarter 2000 from $1,170,829 in Second Quarter 1999 and by 11% to $2,563,319 in 2000 YTD from $2,319,705 in 1999 YTD. The base minimum rental fee increased by $32,988 (3%) in Second Quarter 2000 and by $67,511 (4%) in 2000 YTD as a result of increases in the base minimum rent per square foot. The contingent rental fee increased by $160,670 (77%) in Second Quarter 2000 and by $176,102 (43%) in 2000 YTD as a result of an increase in reimbursable operating costs, specifically property taxes. In September 1999, the Duval County property appraiser notified the Company of its intention to increase the assessed valuation of the property by over 175%. The Company filed for a hearing on the valuation. The Company and the Duval County property appraiser settled the valuation issue on the eve of the hearing. The result of the settlement is that the 1999 property tax bill will be $488,099, as compared to the $234,305 property tax bill for 1998.

    Operating costs increased $37,859 (6%) to $702,092 in Second Quarter 2000 from $664,223 in Second Quarter 1999 as a result of the increase in property tax expense, which was offset by reductions in the allocation of corporate costs and professional fees. Operating costs decreased $190,656 (13%) to $1,248,084 in 2000 YTD from $1,438,740 in 1999 YTD. In addition to the items mentioned for Second Quarter 2000, the decrease in 2000 YTD was attributable to a reduction in salary expense. Annual bonuses were recorded in the fourth quarter of fiscal 1998, prior to the Company changing its year-end from June 30 to March 31.

    Depreciation and amortization increased by less than 1% in Second Quarter 2000 to $158,156, as compared to Second Quarter 1999 and decreased $7,326 in 2000 YTD to $311,022 as compared to the same period of the prior year. The net operating profit of the commercial real estate division increased from $349,148 in Second Quarter 1999 to $504,238 in Second Quarter 2000. The net operating profit for 2000 YTD was $1,004,213, compared to $562,617 for 1999 YTD.

Other Expense (Income)

    The increase in interest expense for both the Second Quarter 2000 and 2000 YTD was related to the line of credit and New York Job Development Authority loan assumed in the acquisition of Roxbury. Professional fees related to litigation decreased significantly as a result of the settlement of several lawsuits. The decrease in interest income related to the decreased cash balances from the purchase of treasury stock and the acquisition of Roxbury Industries, Corp.

Income Taxes

    For Second Quarter 2000 and 2000 YTD, the provision for income taxes is greater than the income before income taxes. The reason is that Roxbury files a separate income tax return and incurred a loss before income taxes. The income tax benefit from the loss was limited to the amount of the net deferred tax liabilities. The benefit from the loss will be recorded when Roxbury generates pre-tax income.

Liquidity and Capital Resources

    The cash provided by operating activities was $70,631 in 2000 YTD compared to $274,236 in 1999 YTD. The Company's operations provided $365,268 in working capital in 2000 YTD compared to only $57,576 of working capital provided in 1999 YTD. The increase in net operating assets in 2000 YTD was primarily from an increase in the accounts receivable of Roxbury, as they moved into their busy season. The decrease in net operating assets in 1999 YTD was primarily related to the accrual of litigation settlement expenses.

    Property and equipment additions were primarily for equipment used at Roxbury in 2000 YTD and for equipment used at Imeson Center in 1999 YTD.

    Cash of $2,008,465 was used by financing activities in 2000 YTD, as compared to $79,227 in 1999 YTD. The increase in cash used by financing activities was related to the Company purchasing 512,399 shares of its common stock at an aggregate cost of $1,661,242 and the loan to the director to exercise stock options.

    The Company renewed its $725,000 line of credit with European American Bank in July. The loan was renewed with $375,000 as a revolving line of credit and $350,000 as a term loan. The notes are secured by the assets of Roxbury Industries Corp. and are personally guaranteed by certain officers of Roxbury Industries Corp. The term loan bears interest at the rate of 9.42% and is payable interest only through December 1999. Monthly principal payments of $6,500 plus interest are payable beginning in January 2000 and continuing through June 2004 when the remaining balance is due. The revolving line of credit bears interest at 1.5% over the bank's prime rate, matures on June 30, 2000 and must be paid off for 30 days during the term.

    The Company did not have any material commitments for capital expenditures as of September 30, 1999 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop outparcels at the Imeson Center. Roxbury is incurring additional marketing expenses to expand its revenue base and distribution channels. The Company is expending resources to identify, evaluate, and negotiate with potential acquisition candidates in order to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. In addition, the Company has been and may in the future continue repurchasing shares of its stock. The Company believes its current liquidity position will be sufficient to meet its needs for at least the next year. However, any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


PART II - OTHER INFORMATION

Item 1.  - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

Eisenberg Group

    On August 11, 1999, the Company filed suit in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 99-1776-CIV-T-25F, against EP Opportunity Fund LLC, Eisenberg Partners LLC, Jeffrey Eisenberg, Waveland Partners, David Richter, Michael Blechman, and John Doe Defendant later determined to be GEM Value Fund LP (the "Eisenberg Group").
In the suit, the Company alleges that the Eisenberg Group violated the Company's Shareholders Rights Plan and failed to file an accurate Schedule 13-D stating that they were operating as a group under the Securities and Exchange Act of 1934. The relief sought by the Company includes requiring the members of the Eisenberg Group to file a Schedule 13-D that accurately reflects that they are operating as a group and a declaratory judgment that the Eisenberg Group has triggered the terms of the Shareholders' Rights Agreement. In September 1999, a settlement was reached with Waveland Partners, David Richter, and Gem Value Fund LP and these parties were dismissed from the suit. As a part of the settlement, the Company purchased the 374,804 shares of its stock owned by these parties for an aggregate cost of $1,229,826. The suit is still pending against EP Opportunity Fund LLC, Eisenberg Partners LLC, Jeffrey Eisenberg, and Michael Blechman. The remaining defendants have filed motions for dismissal and change of venue.

Securities and Exchange Commission

    The oral hearing on the Company's motion for summary judgement was held on July 16, 1999. No decision has been issued. The trial has not been scheduled.

Harvey Moore

    The Court awarded Harvey Moore fees and costs of $82,246 in October 1998. The Company and Harvey Moore agreed to an additional $2,000 award for certain costs that the Court had not ruled upon. Harvey Moore has appealed the Court's decision.

ASX Investment Corporation

    On August 11, 1999, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's granting of the Company's motion for dismissal with prejudice under the two dismissal rule. The Company has filed for dismissal on other grounds.

Item 2.  Exhibits and Reports on Form 8-K.

(a) Exhibits

      27    Financial Data Schedule

(b) Reports on Form 8-K.

    None.

(c) Sales of Unregistered Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held its annual shareholder meeting on August 5, 1999 to elect one Class I director, ratify the election of Pender Newkirk & Company as independent auditors for the fiscal year ended March 31, 2000 and vote on a shareholder proposal to amend the Company's bylaws to require unanimous vote of the Board of Directors to take any action. The shareholder proposing the amendment to the bylaws also nominated its own candidate for the Class I director, Jeffrey Eisenberg. The terms of office as director for W. Aris Newton and R. Park Newton continued after the meeting. The voting results were as follows:

Issue                                        For       Withheld
---------------------------------------    ---------   ---------
Election of Class I Director:
     John L. Caskey                        2,043,033      33,090
     Jeffrey Eisenberg                     1,918,240       1,592

                                           ---------   ---------   ---------
                                              For       Against     Abstain
                                           ---------   ---------   ---------
Ratify selection of Pender Newkirk &
  Company as auditors for fiscal 2000      3,966,435      20,516       9,004
Amend bylaws                               1,969,143   1,833,999      13,979

    John L. Caskey was elected as the Class I director. The selection of Pender Newkirk & Company as auditors for fiscal 2000 was ratified. The proposal to amend the bylaws was defeated because it required the affirmative vote of a majority of the shares outstanding (2,128,121) to pass.




                                 SIGNATURES



    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: November 11, 1999              /s/ W. CAREY WEBB
                                        W. Carey Webb
                                        President and Chief Executive Officer



  Dated: November 11, 1999              /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                        Vice President and
                                        Chief Financial Officer