Form 10QSB
period 1999-12-31
EXCAL ENTERPRISES INC
filed 2000-02-14
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the quarterly period ended December 31, 1999


    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________


                         Commission File No. 0-17069


                                   Excal Enterprises, Inc.
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Delaware                              59-2855398
------------------------------        ----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

          100 North Tampa Street, Suite 3575, Tampa, Florida  33602
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

                         Yes [X]  or   No [ ]

As of January 31, 2000, there were 3,919,195 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] or No [X]
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                           EXCAL ENTERPRISES, INC.
                         CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1999

                                   ASSETS                       (unaudited)
                                                                ------------
Current Assets
Cash and cash equivalents                                       $  7,855,251
Accounts receivable, less allowance of $103,255                      977,513
Income tax receivable                                                324,000
Notes receivable                                                     306,736
Inventory                                                            573,969
Prepaid expenses and deposits                                        262,466
Deferred tax asset                                                   225,000
                                                                  ----------
     Total current assets                                         10,524,935
                                                                  ----------
Property, plant and equipment
Land                                                               1,600,000
Buildings and improvements                                         6,933,101
Furniture, fixtures, vehicles and equipment                        2,114,969
                                                                  ----------
                                                                  10,648,070
    Less accumulated depreciation and amortization                 2,072,440
                                                                  ----------
       Net property, plant and equipment                           8,575,630
                                                                  ----------
Note receivable - related party                                      261,394
Restricted cash reserves                                             594,972
Commission costs, less accumulated amortization of $429,264          395,883
Loan costs, less accumulated amortization of $374,843                458,141
                                                                  ----------
       Total Assets                                             $ 20,810,955
                                                                  ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                $    804,412
Accrued liabilities                                                  275,317
Reserve for litigation                                               434,246
Notes payable                                                        373,087
Current portion of long-term debt                                    532,712
                                                                  ----------
      Total current liabilities                                    2,419,774
Long-term debt                                                    13,128,673
Deferred tax liability                                             1,343,000
                                                                  ----------
      Total Liabilities                                           16,891,447
                                                                  ----------

Minority interest equity                                               1,041
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares authorized,
  5,000,000 shares issued, no shares outstanding                          --
Common stock, $.001 par value, 20,000,000 shares authorized,
  4,738,866 shares issued, 3,940,995 shares outstanding                4,738
Additional paid-in capital                                         3,985,842
Retained earnings                                                  3,641,079
Less 797,871 shares of common stock held in treasury at cost     ( 2,595,562)
                                                                  ----------
                                                                   5,036,097
Less notes receivable from stockholders                          ( 1,117,630)
                                                                  ----------
      Total stockholders' equity                                   3,918,467
                                                                  ----------
      Total Liabilities and Stockholders' Equity                $ 20,810,955
                                                                  ==========

  The accompanying notes are an integral part of the consolidated financial statements.



                           EXCAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                          Three Months Ended          Nine Months Ended
                             December 31                December 31
                       ------------------------    ------------------------
                            1999         1998           1999         1998
                         ---------    ---------      ---------    ---------
Rental revenue         $ 1,228,313  $ 1,160,824    $ 3,791,632  $ 3,480,529
Sports licensing sales   1,091,482      188,548      2,189,899      188,548
                         ---------    ---------      ---------    ---------
     Total net revenue   2,319,795    1,349,372      5,981,531    3,669,077

Cost of sports
 licensing sales           691,875      105,672      1,432,461      105,672
                         ---------    ---------      ---------    ---------
Gross margin             1,627,920    1,243,700      4,549,070    3,563,405
                         ---------    ---------      ---------    ---------
Rental operating costs     454,330      539,788      1,702,414    1,978,527
Sports licensing
 operating costs           458,323      138,124      1,266,649      138,124
Depreciation and
 amortization              179,540      172,471        572,184      490,819
                         ---------    ---------      ---------    ---------
     Total operating
      costs              1,092,193      850,383      3,541,247    2,607,470
                         ---------    ---------      ---------    ---------
     Net operating
      profit               535,727      393,317      1,007,823      955,935
                         ---------    ---------      ---------    ---------
Other expense (income)
 Interest expense          317,559      305,306        960,345      918,091
 Professional fees re-
  lated to litigation       95,787      297,721        212,958      557,658
 Litigation settlement          --           --          2,000      217,273
 Loss (gain) on
  disposals of assets           --          170             --   (    3,637)
 Interest income        (  140,890)  (  174,904)    (  423,813)  (  535,045)
 Miscellaneous income   (   31,761)  (   15,015)    (   64,304)  (   98,743)
                         ---------    ---------      ---------    ---------
     Net other expense     240,695      413,278        687,186    1,055,597
                         ---------    ---------      ---------    ---------
Income (loss) before
 income taxes              295,032   (   19,961)       320,637   (   99,662)
Income tax
 provision (benefit)       312,000   (    1,000)       467,000   (   27,000)
                         ---------    ---------      ---------    ---------
Net loss               $(   16,968) $(   18,961)   $(  146,363) $(   72,662)
                         =========    =========      =========    =========
Loss per share
  Basic                $        --  $        --    $(      .04) $(      .02)
                         =========    =========      =========    =========
  Diluted              $        --  $        --    $(      .04) $(      .02)
                         =========    =========      =========    =========
Weighted average
shares outstanding
 Common                  3,951,725    4,336,071      4,171,904      4,073,619
 Common and equivalent   3,951,725    4,336,071      4,171,904      4,073,619

  The accompanying notes are an integral part of the consolidated financial statements.



                           EXCAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                    Nine Months Ended
                                                        December 31
                                                --------------------------
                                                     1999           1998
                                                  ---------     ----------
Cash provided by operating activities
Net loss                                        $(  146,363)  $(    72,662)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
 Depreciation and amortization                      572,184        490,819
 Other adjustments                                  409,739    (   200,421)
 Increase in net operating assets                (  499,176)   (   273,980)
                                                  ---------     ----------
 Net cash provided (used) by
  operating activities                              336,384    (    56,244)
                                                  ---------     ----------
Cash flows from investing activities
Proceeds from sale of assets                             --         62,940
Property and equipment additions                 (   40,033)   (   235,677)
Loans to unrelated privately held company                --    (   300,000)
                                                  ---------     ----------
Net cash used by investing activities            (   40,033)   (   472,737)
                                                  ---------     ----------
Cash flows from financing activities
Loan to related party                            (  261,394)            --
Principal repayments of notes payable                    --    (   430,000)
Principal repayments of long-term debt           (  122,311)   (   118,829)
Purchase of treasury stock                       (1,713,368)   ( 1,091,950)
                                                  ---------     ----------
  Net cash used by financing activities          (2,097,073)   ( 1,640,779)
                                                  ---------     ----------

Decrease in cash                                 (1,800,722)   ( 2,169,760)

Cash and cash equivalents at beginning of period  9,655,973     12,622,679
                                                  ---------     ----------

Cash and cash equivalents at end of period      $ 7,855,251   $ 10,452,919
                                                  =========     ==========


See Note 4 for discussion of non-cash transactions.

  The accompanying notes are an integral part of the consolidated financial statements.




                           EXCAL ENTERPRISES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended December 31, 1999 and 1998, (b) the financial position at December 31, 1999, and (c) cash flows for the nine-month periods ended December 31, 1999 and 1998, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 1999. The results of operations for the three-month and nine-month periods ended December 31, 1999 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - NOTES RECEIVABLE

    During fiscal 1999, the Company loaned $300,000 to an unrelated privately held company. The notes are unsecured but are guaranteed by the principals of the privately held company. As of December 31, 1999, the balance owed included $278,460 in principal and $28,276 in accrued interest. Principal and interest was due July 20, 1999. Negotiations to restructure the note receivable were unsuccessful. In October, the Company commenced legal proceedings for collection of the notes. The Company believes the notes are fully collectible.


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT


The Company renewed its $725,000 line of credit with European American Bank in July 1999. The loan was renewed with $375,000 as a revolving line of credit and $350,000 as a term loan. The notes are secured by the assets of Roxbury Industries, Corp. and are personally guaranteed by certain officers of Roxbury Industries, Corp. The term loan bears interest at the rate of 9.42% and is payable interest only through December 1999. Monthly principal payments of $6,500 plus interest are payable beginning in January 2000 and continuing through June 2004. The revolving line of credit bears interest at 1.5% over the bank's prime rate, matures on June 30, 2000 and must be paid off for 30 days during the term. Roxbury was in violation of the financial loan covenants regarding the level of equity and debt-to-equity ratio at December 31, 1999. Therefore, the entire amount of the term loan is included in the current portion of long-term debt.



NOTE 4 - STOCKHOLDERS' EQUITY

    During the nine months ended December 31, 1999, the Company purchased 533,160 shares of its common stock at an aggregate cost of $1,713,368. On August 4, 1999, a director of the Company exercised options to purchase 183,355 shares of common stock for an aggregate exercise price of $538,606. The 183,355 shares were issued from treasury stock with a cost basis of $603,238. The Company loaned the director $800,000 under a recourse note collateralized by shares of the Company's stock primarily to cover the exercise price and payroll taxes due upon the exercise. The note requires annual interest payments at a rate of 6.56% per annum with the principal due on July 31, 2004. The portion of the note that related to the exercise price is included as an offset to stockholders' equity. The balance of $261,394 is included as an asset on the balance sheet. The Company recorded a tax benefit of $14,000 as a result of the exercise of options.



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

                                Three Months Ended       Nine Months Ended
                                   December 31              December 31
                              ---------------------    ---------------------
                                  1999        1998         1999        1998
                                -------     -------      -------     -------
Segment income (loss)
before income taxes
 Real estate operations       $ 425,031   $ 222,566    $ 967,746   $ 310,328
 Sports licensing operations   (107,018)   ( 75,234)    (684,125)   ( 75,234)
 Other                         ( 22,981)   (167,293)      37,016    (334,756)
                                -------     -------      -------     -------
     Total income (loss)
     before income taxes      $ 295,032   $( 19,961)   $ 320,637   $( 99,662)
                                =======     =======      =======     =======


                                    As of December 31
                               ---------------------------
                                    1999           1998
                                 ----------     ----------
Identifiable assets
  Real estate operations       $ 13,837,568   $ 12,766,277
  Sports licensing operations     2,232,836      3,165,904
  Other                           4,740,551      7,600,966
                                 ----------     ----------
     Total identifiable assets $ 20,810,955   $ 23,533,147
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

    The Company conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue". The "year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations. The Company experienced no significant operational problems with its computer systems or with those of its major vendors and customers due to the "year 2000 issue".

    The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

    The following discussion compares the results of operations for the three-month period ended December 31, 1999 (Third Quarter 2000) with the three-month period ended December 31, 1998 (Third Quarter 1999) and the nine-month period ended December 31, 1999 (2000 YTD) with the nine-month period ended December 31, 1998 (1999 YTD).


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

Sports Licensing Products

    Since Roxbury was acquired in December 1998, the revenue and expenses of the sports licensing division are only included for the one month of Third Quarter 1999 and YTD 1999 as compared to the entire Third Quarter 2000 and YTD 2000. Roxbury's revenue has been very seasonal. The majority of its sales have been in the months of July through November. Roxbury's sales are slightly higher than the prior year. The Company expects revenue for the fiscal year to surpass the same period of the prior year based on marketing efforts and a predicted colder winter than last year. In addition, the Company has expanded its product line and the number of licensed products. Roxbury received approval from the NFL to market NFL logo headwear beginning April 1, 2000. This should bolster sales in the next fiscal year. While the Company is starting to see results from its marketing efforts, sales have not increased as quickly as originally anticipated. Therefore, the Company does not expect Roxbury to be profitable for fiscal 2000.

    The cost of goods sold, as a percentage of revenue, is lower for Third Quarter 2000 (63.4%) and for 2000 YTD (65.4%) than reported in previous quarters. This is because the manufacturing overhead was allocated over fewer goods sold during the prior months of the fiscal year. The operating costs of Roxbury for Third Quarter 2000 were comparable to the second quarter of the fiscal year and about 30% higher than the first quarter of fiscal 2000. In June 1999, Roxbury hired an additional sales person. Roxbury intends to expand and replace some of its existing sales staff. The result will be increased operating costs in future quarters. In addition, several new marketing programs geared toward increasing future sales have been implemented. Of the total depreciation and amortization expenses, the sports licensing division accounted for $27,321 in the Third Quarter 2000 and $108,943 in 2000 YTD. The net operating loss of the sports licensing division was $86,037 for Third Quarter 2000 and $618,154 in 2000 YTD. Commercial Real Estate

    The commercial real estate operations consist of the lease and management of property located in Jacksonville, Florida (Imeson Center). The property consists of approximately 1,392,000 square feet of warehouse space and 274,000 square feet of office space. The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities.

    The Company is currently in negotiations to renew of the lease of 1,392,000 square feet of warehouse space that expires on December 31, 2000. The lease of office space to America Online does not expire until June 15, 2002 and America Online has an option to extend for a three-year period. However, on November 10, 1999, America Online announced their intention to construct their own building on the southside of Jacksonville, Florida. The Company is planning to market the space currently leased by America Online. The Company believes that this space is much more valuable now than it was when the lease with America Online was originally negotiated in 1995.

    Net revenue increased by 6% to $1,228,313 in Third Quarter 2000 from $1,160,824 in Third Quarter 1999 and by 9% to $3,791,632 in 2000 YTD from $3,480,529 in 1999 YTD. The base minimum rental fee increased by $37,605 (4%) in the Third Quarter 2000 and by $105,117 (4%) in 2000 YTD as a result of increases in the base minimum rent per square foot. The contingent rental fee increased by $29,884 (15%) in the Third Quarter 2000 and by $205,986 (34%) in 2000 YTD as a result of an increase in reimbursable operating costs, specifically property taxes. In September 1999, the Duval County property appraiser notified the Company of its intention to increase the assessed valuation of the property by over 175%. The Company filed for a hearing on the valuation. The Company and the Duval County property appraiser settled the valuation issue on the eve of the hearing. The result of the settlement is that the 1999 property tax bill was $488,099, as compared to the $234,305 property tax bill for 1998.

    Operating costs decreased $85,458 (16%) to $454,330 in Third Quarter 2000 from $539,788 in Third Quarter 1999 as the increase in property taxes was offset by reductions in the allocation of corporate costs. Operating costs decreased $276,113 (14%) to $1,702,414 in 2000 YTD from $1,978,527 in 1999
YTD. In addition to the reductions in allocable costs, the decrease in 2000 YTD was attributable to a reduction in salary expense and professional fees. Annual bonuses were recorded in the fourth quarter of fiscal 1998, prior to the Company changing its year-end from June 30 to March 31.

    Depreciation and amortization decreased by $9,681 in Third Quarter 2000 to $152,219, as compared to Third Quarter 1999 and decreased $12,337 in 2000 YTD to $463,241 as compared to the same period of the prior year. The net operating profit of the commercial real estate division increased from $463,806 in Third Quarter 1999 to $621,764 in Third Quarter 2000. The net operating profit for 2000 YTD was $1,625,977, compared to $1,026,424 for 1999 YTD.

Other Expense (Income)

    The increase in interest expense for both the Third Quarter 2000 and 2000 YTD was related to the line of credit and New York Job Development Authority loan assumed in the acquisition of Roxbury. Professional fees related to litigation decreased significantly as a result of the settlement of several lawsuits. The decrease in interest income is related to the decreased cash balances from the purchase of treasury stock and the acquisition of Roxbury Industries, Corp.

Income Taxes

    For both the Third Quarter 2000 and 2000 YTD, the provision for income taxes is greater than the income before income taxes. Roxbury files a separate income tax return and incurred a loss before income taxes. The income tax benefit from the loss is limited to the amount of the net deferred tax liabilities. In the Third Quarter 2000 the Company changed its estimate of deferred tax liabilities generated from the acquisition of Roxbury. As a result, the Company increased its valuation allowance for loss carryforwards by $200,000. The benefit from the losses will be recorded when Roxbury generates pre-tax income.

Liquidity and Capital Resources

    The cash provided by operating activities was $336,384 in 2000 YTD compared to cash used of $56,244 in 1999 YTD. The Company's operations provided $835,560 in working capital in 2000 YTD compared to $217,736 of working capital in 1999 YTD. The increase in net operating assets in 2000 YTD was primarily from an increase in the accounts receivable of Roxbury, as they moved into their busy season. This increase was partially offset by an increase in accounts payable. The increase in net operating assets in 1999 YTD was primarily related to the increase in inventory and reduction of accounts payable of Roxbury immediately after the acquisition.

    Property and equipment additions were primarily for equipment used at Roxbury in 2000 YTD and for equipment used at Imeson Center in 1999 YTD.

    Cash of $2,097,073 was used by financing activities in 2000 YTD, as compared to $1,640,779 in 1999 YTD. The primary use of cash by financing activities in 2000 YTD was related to the Company purchasing 533,160 shares of its common stock at an aggregate cost of $1,713,368 and the loan to the director to exercise stock options. The primary use of cash by financing activities in 1999 YTD was to acquire 279,318 shares of the Company's common stock at an aggregate cost of $1,091,950 and the extinguishment of $430,000 in outstanding notes assumed in the Roxbury acquisition.

    The Company renewed its $725,000 line of credit with European American Bank in July. The loan was renewed with $375,000 as a revolving line of credit and $350,000 as a term loan. The notes are secured by the assets of Roxbury Industries, Corp. and are personally guaranteed by certain officers of Roxbury Industries, Corp. The term loan bears interest at the rate of 9.42% and is payable interest only through December 1999. Monthly principal payments of $6,500 plus interest are payable beginning January 2000 and continuing through June 2004 when the remaining balance is due. The revolving line of credit bears interest at 1.5% over the bank's prime rate, matures on June 30, 2000 and must be paid off for 30 days during the term. Roxbury was in violation of the financial loan covenants regarding the level of equity and debt-to-equity ratio at December 31, 1999. Therefore, the entire amount of the term loan is included in the current portion of long-term debt.

    The Company did not have any material commitments for capital expenditures as of December 31, 1999 other than for ordinary expenses incurred during the usual course of business. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop outparcels at the Imeson Center. Roxbury is incurring additional marketing expenses and operating losses as it tries to expand its revenue base and distribution channels. The Company is expending resources to identify, evaluate, and negotiate with potential acquisition candidates in order to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. In addition, the Company has been and may in the future continue repurchasing shares of its stock. The Company believes its current liquidity position will be sufficient to meet its needs for at least the next year. However, any of the above mentioned items could require significant capital resources in excess of the Company's liquidity, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

Eisenberg Group

    On August 11, 1999, the Company filed suit in the United States District Court for the Middle District of Florida, Tampa Division, Case No. 99-1776-CIV-T-25F, against EP Opportunity Fund LLC, Eisenberg Partners LLC, Jeffrey Eisenberg, Waveland Partners, David Richter, Michael Blechman, and John Doe Defendant later determined to be GEM Value Fund LP ("the Eisenberg Group").
In the suit, the Company alleges that the Eisenberg Group violated the Company's Shareholders Rights Plan and failed to file an accurate Schedule 13-D stating that they were operating as a group under the Securities and Exchange Act of 1934. The relief sought by the Company includes requiring the members of the Eisenberg Group to file a Schedule 13-D that accurately reflects that they are operating as a group and a declaratory judgment that the Eisenberg Group has triggered the terms of the Shareholders' Rights Agreement. In September 1999, a settlement was reached with Waveland Partners, David Richter, and Gem Value Fund LP and these parties were dismissed from the suit. As a part of the settlement, the Company purchased the 374,804 shares of its stock owned by these parties for an aggregate cost of $1,229,826. The suit is still pending against EP Opportunity Fund LLC, Eisenberg Partners LLC, Jeffrey Eisenberg, and Michael Blechman. The remaining defendants have filed motions for dismissal and change of venue.
On February 3, 2000, the Court denied Blechman's original and amended Motions for Protective Order and ordered Blechman to respond to request for discovery by February 23, 2000.

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




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: February 14, 2000              /s/ W. CAREY WEBB
                                        W. Carey Webb
                                        President and Chief Executive Officer



  Dated: February 14, 2000              /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                        Vice President and
                                        Chief Financial Officer