Form 10KSB40
period 2000-03-31
EXCAL ENTERPRISES INC
filed 2000-06-29
CIK 832813

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended March 31, 2000

                         Commission File No. 0-17069

                           EXCAL ENTERPRISES, INC.
          ---------------------------------------------------------
         (Name of small business issuer as specified in its charter)

            Delaware                                   59-2855398
--------------------------------        ---------------------------------
          (State or other jurisdiction of          (IRS Employer Identification
No.)
          incorporation or organization)

            100 N. Tampa Street, Suite 3575, Tampa, Florida 33602
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                                    (813) 224-0228
                         ---------------------------
                         (Issuer's telephone number)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

Revenue for the fiscal year ended March 31, 2000 was $7,587,773.

The aggregate market value of the voting stock held by non-affiliates (1,004,037 shares), based on the average of the closing bid and asked prices of the Registrant's common stock in the over the counter market as reported by the National Quotation Bureau, Inc. on April 30, 2000 of $2.225 was approximately $2,234,000. Shares of voting stock held by each officer, director and person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of April 30, 2000, there were 3,876,731 shares of the Registrant's common stock, par value $.001 per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for its 2000 annual meeting, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof.

Transitional Small Business Disclosure Format (Check One):  [ ] Yes  [X] No




ITEM 1.  DESCRIPTION OF BUSINESS.

General

     Excal Enterprises, Inc., a Delaware corporation (the "Company"), was formed in July 1986. The Company elected to change the date of its fiscal year-end to March 31, beginning in 1999. Prior to that, the Company's fiscal year ended on June 30. The Company has been engaged in several distinct business operations. The Company owns, leases, and manages a two story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. This property was acquired from Sears as part of the settlement agreement regarding the termination of an agreement between the Company and Sears in February 1994. The commercial real estate operation was conducted by and through Imeson Center, Inc., a wholly owned subsidiary. On September 30, 1997, the Company closed on a $13,500,000 mortgage loan secured by the Imeson Center property. As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new single-purpose, wholly owned subsidiary, Jacksonville Holdings, Inc. and Imeson Center, Inc. was dissolved.

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

Imeson Center Real Estate Operations

     The Company's real estate operations consist of the management of the property owned by its wholly owned subsidiary, Jacksonville Holdings, Inc. Most of the officers and directors of Jacksonville Holdings, Inc. are also officers and/or directors of the Company. The building itself is a two-story facility with eight bays on each floor. Seven of the bays on the first floor and seven bays on the second floor, each containing 99,446 square feet of rentable space, are leased as warehouse space. The other remaining first floor bay is divided into two floors of office space containing a total of approximately 184,000 square feet of rentable space and the second floor bay located above the existing office space consists of approximately 90,000 square feet of rentable office space. As of March 31, 2000, all 14 of the warehouse bays and all but 41,000 square feet of the office space were leased (See "Dependence on Major Customers").

     The property includes approximately 74 acres of real estate. Based on preliminary investigations, the Company believes that it could develop the outparcels, subject to the availability of suitable lessees and compliance with environmental and other applicable laws. Any such development will require significant capital expenditures by the Company.

Sports Licensing Products

     Roxbury (acquired in December 1998) manufactures and distributes logo/personalized knit scarves, knit headwear and plush animals with sweaters. The logos include team names of the National Football League, Major League Baseball, Major League Soccer and most major colleges. In addition, Roxbury has produced logo products for high schools throughout the United States. Roxbury's logo products are primarily sold through bookstores, arena concessions and sporting goods outlets. These products are marketed under the 4.0r (4 point 0r) trademark.

     Roxbury markets the personalized products it manufactures under the trademarks i-love-itT and 1-800 i-love-itT. The products are personalized knit gifts that evoke lasting memories of special occasions passed. The leading products are the Birth Bearr and Birth BlanketT. These bears and blankets are personalized with the baby's name, date of birth, weight and length knitted into the fabric of the product. Other products include teddy bears and other plush animals with sweaters celebrating special occasions sold under the trademark Ultimate Greeting CardT. These products are distributed through gift shops and directly to consumers through catalog sales.

     Roxbury also manufactures private-label and custom knit products. Roxbury utilizes several different groups of manufacturing representatives, as well as in-house personnel, to sell its products. Each group of manufacturer representatives is selected based on their relationship with the target market for distribution, such as retail outlets, concessionaires, and bookstores.

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

     Roxbury's i-love-itT line of special occasion plush animals is marketed through direct mailing, catalogs and the Internet. The Birth Bearr and Birth BlanketT are marketed through hospital and other gift shops and also through the same distribution channels as the i-love-itT product line.

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

     The Company has many competitors to its sports licensing products. The Company believes that its products are unique in their design and manufacture and provide the Company with a competitive advantage. The primary competition to the Company's 4.0r product offerings are alternative gifts and memorabilia or similar products manufactured using appliques or embroidery. The Company's i-love-itT line of products competes with a number of sellers of flowers, balloons, candy, cakes, and other gift items, in addition to companies that sell teddy bears in the United States, including, but not limited to, Vermont Teddy Bear, Steiff of Germany, Dakin, North American Bear, and Gund. Many of these competitors have greater financial, sales, and marketing resources than the Company.

Dependence on Major Customers

     The Company has leases with three tenants for its Imeson Center facility that each accounted for more than 10% of total revenue. All of the leases require the tenants to reimburse the Company for their pro-rata share of operating expenses (including common area maintenance, property taxes, and insurance) and to pay for their own utilities. The first lease, with Laney & Duke Terminal Warehouse Company, Inc. (Laney & Duke), is for 1,392,244 square feet of warehouse space beginning on December 1, 1994 and expiring on December 31, 2000. Laney & Duke accounted for $2,716,596 of revenue (36%) for the fiscal year ended March 31, 2000, resulting in an effective annual lease rate of $1.95 per square foot, including operating expenses. The Company is currently in negotiations with Laney & Duke to renew the lease. The second lease, with America Online, is for 92,340 square feet of office space beginning June 16, 1995 and terminating on June 15, 2002 with an option to extend for a three-year period. America Online expanded into an additional 1,200 square feet of space during fiscal 1996. This lease accounted for $1,021,998 of revenue (13%) for the fiscal year ended March 31, 2000 at an effective annual lease rate of $10.92, including operating expenses. On November 10, 1999, America Online announced their intention to construct their own building on the southside of Jacksonville, Florida. The Company is marketing the space currently leased by America Online. The third lease is with Aetna (formerly Prudential Insurance Company) for 138,998 square feet of office space, beginning June 16, 1997 and terminating June 15, 2003. This lease accounted for $1,316,659 of revenue (17%) for the fiscal year ended March 31, 2000, resulting in an effective annual lease rate of $9.47 per square foot, including operating expenses. These three leases accounted for substantially all of the Company's real estate revenue and two-thirds of the Company's total revenue in the fiscal year ended March 31, 2000. The loss of any of these lessees would have a significant impact on the Company. The Company had one customer in its sports licensing products segment that accounted for 10% of that division's revenue, but only 3% of total revenue.

Suppliers

     The raw materials for the Company's Sports Licensing products consist primarily of yarn and plush animals. The Company uses several suppliers for its yarn. A single supplier manufactures the plush animals to the Company's specifications. The Company believes that alternative suppliers can be contracted at competitive prices, if required.

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

Seasonal Fluctuations

     The Company's real estate operation is not seasonal. The Sports Licensing division is very seasonal. During fiscal 2000, 75% of the annual sales were earned in the period July through December and 57% of the annual sales were earned in the four-month period September through December.

Employees

     On May 31, 2000, the Company employed 48 employees. Of that number, 38 were employed in the sports licensing division, 5 were employed in the corporate offices and 5 were employed by the real estate subsidiary. The Company's employees are not covered by collective bargaining agreements. The Company believes the relations with its employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 3,500 square feet of office space for its executive offices at 100 North Tampa Street, Suite 3575, Tampa, Florida 33602. The lease on this downtown Tampa office space commenced October 15, 1994, terminates on November 30, 2000 and contains an option to renew for an additional six years. The Company believes that its present facility is adequate for expected operations and is currently negotiating renewal terms.

     The Company's commercial rental property consists of a single two-story structure located on 74 acres at One Imeson Park Boulevard in Jacksonville, Florida. The property contains approximately 1,392,000 square feet of warehouse space and 274,000 square feet of office space. The building is primarily built of concrete and steel with a membrane roof. On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property. The company has no definitive plans or commitments for renovation or expansion of the property. However, the Company is marketing the available 41,000 square feet of office space and the space currently leased by America Online and may incur significant renovation costs in order to lease the space. In addition, the Company may build additional facilities on the available outparcels upon request of a lessee. Any of these improvements would require the Company to use a significant amount of cash to fund the cost of building or renovation. See "Market for the Company's Products and Services" and "Competition" under "Item 1. Business" for a discussion of the general competitive conditions to which the property is subject. Information regarding the leases on the property is contained under "Item 1. Business - Dependence on Major Customers." Management believes the property is adequately covered by insurance. The basis of the property for both financial and tax purposes is $1,600,000 for the land and $6,946,051 for the building as of March 31, 2000. In addition, various furniture, fixtures and equipment with a basis of $344,800 as of March 31, 2000 are used in operating the property. For federal tax purposes, the building is depreciated using the straight-line method over 39 years and the other assets are depreciated using the modified accelerated cost recovery system over lives of five to seven years. The property taxes on the land and building for calendar 1999 were $508,437, based on a millage rate of $20.6781 per $1,000 of assessed value.

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


ITEM 3.  LEGAL PROCEEDINGS.

     Other than the litigation described in Notes 11 and 17 of the accompanying financial statements, which are incorporated herein by reference, the Company is aware of no other material legal proceedings, pending or threatened, to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company or to which the Company is a party or its property subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market for the Company's common stock is the over-the-counter market. Quotations are available through the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol EXCL. The following table sets forth the range of high and low closing bid prices in dollars per share of common stock for each quarterly period within the two most recent years. Prices represent inter-dealer quotations, without adjustment for retail markup, markdown or commissions, and may not represent actual transactions.


Quarter Ended             High      Low
-------------------      -----    -----
 June 30, 1998           $5.69    $5.38
 September 30, 1998       5.50     4.31
 December 31, 1998        4.56     2.69
 March 31, 1999           3.00     2.88
 June 30, 1999            3.06     3.00
 September 31, 1999       3.31     3.00
 December 31,1999         3.19     1.41
 March 31, 2000           2.19     2.19

     As of April 30, 2000, there were approximately 316 shareholders of record. In addition, as of the same date, there were 210 beneficial holders based on non-objecting beneficial owner reports provided by ADP Proxy Services.

     Since its inception, the Company has not paid any cash dividends or made other distributions to its shareholders. It is the present and expected future policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth.


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

Results of Operations

     Net revenue and operating costs of the Company fall into two segments. The first segment is rental revenue and operating costs from the lease and management of commercial property located in Jacksonville, Florida (Imeson Center). The second segment is sports licensing sales and costs from the manufacture and distribution of knit products. In March 1999, the Company decided to change its fiscal year end from June 30 to March 31.
Consequently, the fiscal year ended March 31, 1999 contains only nine months. The following discussion compares the twelve months in the fiscal year ended March 31, 2000 with the twelve-month period ended March 31, 1999. For comparative purposes, certain reclassifications have been made to the financial results for the twelve months ended March 31, 1999. None of the reclassifications affected the financial position or results of operations.

Commercial Rental

  The Imeson Center property consists of approximately 1,392,000 rentable square feet of warehouse space and 274,000 rentable square feet of office space (See "Item 2. Description of Properties"). The Company's lease agreements are structured to include a base minimum rental fee, a contingent rental fee to reimburse the Company for operating expenses, common area maintenance costs, insurance and property taxes, and a requirement that the tenant pay for its own utilities. The Company has leases with four tenants at Imeson Center, three of which each accounted for more than 10% of revenue (See "Item 1. Description of Business - Dependence on Major Customers).

     Revenue increased by 9% to $5,066,634 for the twelve months ended March 31, 2000 from $4,644,662 for the twelve months ended March 31, 1999 as a result of an increase in the base rental rate of the property leases and an increase in contingent rental fees. Rental revenue included base rent of $3,995,071 and $3,853,050 and contingent rentals of $1,071,563 and $791,612 during the twelve months ending March 31, 2000 and 1999, respectively. The future minimum base rentals under non-cancelable leases as of March 31, 2000 was $3,542,807 for fiscal 2001, $2,041,591 for fiscal 2002, $ 1,372,606 for fiscal 2003 and $265,409 for fiscal 2004.

     Operating costs decreased by 7% to $2,493,309 for the twelve months ending March 31, 2000 as compared to the $2,694,396 of operating costs for the same period of fiscal 1999. The $201,087 decrease in operating expenses is the result of a decrease in the allocation of corporate operating expenses offset in part by a $313,000 increase in property tax expense. In September 1999, the Duval County property appraiser notified the Company of its intention to increase the assessed valuation of the property by over 175%. The Company filed for a hearing on the valuation. The Company and the Duval County property appraiser settled the valuation issue on the eve of the hearing. The result of the settlement is that the calendar year 1999 property tax bill was $508,437 as compared to the $244,068 property tax bill for calendar year 1998.

     Depreciation and amortization was $613,906 for the twelve months ending March 31, 2000, as compared to $633,375 for the same period in 1999. The net operating profit of the real estate operation was $1,959,419 and $1,316,892 for the twelve-month periods ended March 31, 2000 and 1999, respectively.

Sports Licensing

     The sports licensing segment was acquired in December 1998. The revenue, operating costs and depreciation in fiscal 1999 represent only four months of operations. This segment has experienced extremely seasonal operations. Historically, less than 24% of annual sales have come from this four-month period. The majority of the sales have come in the late summer and early fall time period. Revenue for the twelve months ended March 31, 2000 was 6% higher than for the twelve months ended March 31, 1999.

     The increase in sales occurred beginning in December 1999. The marketing and sales programs instituted by the Company are beginning to show in the sales results. Sales for the period December 1999 through March 2000 were $709,816 compared to $430,800 for the same four months of the prior year. Cost of goods sold was 79.9% of sales for fiscal 2000. The Company has implemented several programs to reduce the cost of goods sold for its products. Therefore, the cost of goods sold as a percentage of revenue is expected to decrease, all other things being equal. However, certain pricing strategies and changes in the product mix may also affect the cost of goods sold as a percentage of revenue.

     Operating costs are expected to increase in fiscal 2001 as additional sales, sales support, and operational personnel are brought on board. The Company recently hired a new sales manager for its 4.0 product line. Additional customer service and design personnel were also hired. The net operating loss of the sports licensing division was $1,318,531 for the twelve months ended March 31, 2000 and $518,185 for the four months of operation ended March 31, 1999.

Consolidated Operating Results

     Revenue increased by 49% to $7,587,773 for the fiscal year ended March 31, 2000 from $5,075,462 for the twelve months ended March 31, 1999 as a result of the increase in rental revenue under the property leases and the increase in revenue from the sports licensing segment, which is included for only four months of the period ended March 31, 1999. Operating costs increased by 24% for the twelve months ending March 31, 2000 to $4,932,663 from $3,973,737 for the twelve months ended March 31, 1999. The $1,003,058 increase in operating expenses is primarily related to the inclusion of the operations of the sports licensing segment for the full twelve months and an increase in property taxes in the real estate operation. Depreciation and amortization decreased by $44,132 for the twelve months ending March 31, 2000, as compared to the same period ended March 31, 1999.

     Interest expense was $1,276,854 and $1,245,776 for the twelve months ended March 31, 2000 and 1999, respectively. The increase in interest expense was the result of the inclusion of interest expense of the sports licensing segment for the full twelve months in fiscal 2000. Professional fees related to litigation were $257,684 for the twelve months ending March 31, 2000 compared to $625,938 for the same period in fiscal 1999. The significant decrease in professional fees was the result of the settlements with Harvey Moore and Channel Partnership in fiscal 1999. See Notes 11 and 17 of the accompanying financial statements for a complete discussion of all outstanding and resolved material litigation. Interest income decreased from $668,294 in the twelve months ended March 31, 1999 to $562,952 in the twelve months ended March 31, 2000. The decrease resulted from lower cash balances created primarily by the purchase of treasury stock and increased marketing and operational expenses of the sports licensing segment. An income tax provision of $440,000 was recorded in fiscal 2000 despite having a consolidated loss before income taxes. This occurred because Roxbury files separate income tax returns and $554,000 of the benefit from its losses were not recognized in the current year. The benefit from these losses will be recorded when Roxbury generates pre-tax income.

Liquidity and Capital Resources

     The cash provided by operating activities was $275,528 for the twelve months ending March 31, 2000 compared to cash used of $93,684 for the twelve months ended March 31, 1999. For the twelve months ending March 31, 2000 the Company's operations generated $462,118 in working capital compared to $403,625 in working capital generated for the twelve months ended March 31, 1999.

  Cash of $59,533 was used by investing activities in fiscal 2000 as compared to cash used by investing activities of $412,538 for the twelve months ended March 31, 1999. Property and equipment additions accounted for all of the cash used by investing activities for the twelve months ending March 31, 2000 and consisted of machinery and equipment purchases that were equally split between Imeson Center and Roxbury Industries Corp. Property and equipment additions of $332,698 for the twelve months ending March 31, 1999 included $234,141 in renovations to the Imeson Center building. Of this amount, $100,000 was paid from the restricted cash reserves. These renovations included remodeling the entrance and lobby of the office portion of the building and renovation of the food service area located in the lobby of the office space. The proceeds from the sale of assets of $62,940 for the twelve months ended March 31, 1999 are primarily from the final liquidation of the machinery and equipment previously used by the automotive operations.

     Cash of $2,387,341 was used by financing activities for the twelve months ending March 31, 2000 as compared to $2,460,484 for the twelve months ended March 31, 1999. During fiscal 2000, the Company acquired 207,674 shares of its common stock in the open market and 374,804 shares of its common stock in the settlement of lawsuits for an aggregate cost of $1,823,894. In addition, a director of the Company exercised options to purchase 183,355 shares of common stock for an aggregate exercise price of $538,605. The 183,355 shares were issued from treasury stock with a cost basis of $603,238. The exercise price and withholding taxes were paid with a recourse note to the Company in the aggregate amount of $800,000. In the first quarter of fiscal 1998, the Company acquired three warrants to purchase a total of 285,000 shares of common stock for $435,500. Payments of $95,000 and $120,500 were made in the twelve months ended March 31, 2000 and March 31, 1999, respectively. During the twelve months ended March 31, 1999, the Company purchased 174,258 shares of its common stock through open market purchases and received 422,373 shares of its common stock from officers and directors as payment for the exercise price and withholding taxes due upon the exercise of stock options at an aggregate cost of $1,734,851. In December 1998, the Company closed on the acquisition of Roxbury Industries Corp. The Company invested $1,500,000 and received 1,000,000 shares of Roxbury's common stock, par value $0.001, representing all of the outstanding shares of common stock of Roxbury. As part of the closing on the acquisition, $430,000 of notes from investors were paid off. Roxbury had cash balances of $57,220 at the time of the acquisition.

     The Company did not have any material commitments for capital expenditures as of March 31, 1999 other than for ordinary expenses incurred during the usual course of business. The Company is seeking additional tenants for Imeson Center for the remaining 41,000 square feet of office space and to replace America Online when their lease expires in June 2002.
It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop the outparcels of the Imeson Center. The expanded marketing activities of Roxbury Industries may not generate the revenue projected and result in future losses. Although the Company has not identified any additional specific acquisition opportunities at this time, management is spending resources to locate potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation (See
Note 17 of the accompanying financial statements). While the Company has a significant current liquidity position, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company.


ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company as of March 31, 2000 and the Report of the Independent Certified Public Accountants thereon are included in Appendix F to this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     Information regarding directors and executive officers of the Company is included under the caption "Election of Directors" of the registrant's definitive Proxy Statement for its 2000 annual meeting.


ITEM 10.  EXECUTIVE COMPENSATION.

     Information regarding executive compensation is included under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 2000 annual meeting.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding beneficial ownership of the registrant's voting securities by each director and all officers and directors as group, and by any person known to beneficially own more than 5% of any class of voting security of the registrant is included under the caption "Voting Securities" of the registrant's definitive Proxy Statement for its 2000 annual meeting.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is included under the caption "Indemnification of Company Officers and Directors" and "Indebtedness of Management" of the registrant's definitive Proxy Statement for its 2000 annual meeting.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     A.   Exhibits

                                                                     Method
 Exhibit                                                               of
 Number  Description                                                 Filing
 ------- -------------------------------------------------------     ------
  3.1    Amended and Restated Certificate of Incorporation              6
  3.2    Series A Participating Preferred
           Stock Certificate of Designations                            5
  3.3    Series B Participating Preferred
           Stock Certificate of Designations                            8
  3.4    Composite By-laws, as amended                                 11
  4.1    Rights Agreement by and between the Company and
           Registrar and Transfer Company dated April 18, 1994          1
  4.2    Amendment to Rights Agreement dated April 18, 1994            11
  4.3    Mortgage Promissory Note                                       8
  4.4    Mortgage Security Agreement and Fixture Filing                 8
 10.1    Stock Option Agreement with Timothy R. Barnes dated 5/22/91    *
 10.2    Stock Option Agreement with Timothy R. Barnes dated 9/28/98   11
 10.3    Stock Option Agreement with Timothy R. Barnes
           dated 11/12/99                                               *
 10.4    Stock Option Agreement with John L. Caskey dated 2/18/98       9
 10.5    Stock Option Agreement with John L. Caskey dated 2/18/98       9
 10.6    Stock Option Agreement with John L. Caskey dated 9/28/98      11
 10.7    Stock Option Agreement with John L. Caskey dated 9/28/98      11
 10.8    Stock Option Agreement with John L. Caskey dated 11/12/99      *
 10.9    Stock Option Agreement with W. Aris Newton dated 5/22/91       *
 10.10   Stock Option Agreement with W. Aris Newton dated 2/18/98       9
 10.11   Stock Option Agreement with W. Aris Newton dated 2/18/98       9
 10.12   Stock Option Agreement with W. Aris Newton dated 9/28/98      11
 10.13   Stock Option Agreement with W. Aris Newton dated 9/28/98      11
 10.14   Stock Option Agreement with W. Aris Newton dated 11/12/99      *
 10.15   Stock Option Agreement with R. Park &
           Francine H. Newton dated 5/1/98                             11
 10.16   Stock Option Agreement with R. Park &
           Francine H. Newton dated 5/1/98                             11
 10.17   Stock Option Agreement with R. Park &
           Francine H. Newton dated 9/28/98                            11
 10.18   Stock Option Agreement with R. Park &
           Francine H. Newton dated 1/26/99                            11
 10.19   Stock Option Agreement with R. Park &
           Francine H. Newton dated 1/26/99                            11
 10.20   Stock Option Agreement with R. Park &
           Francine Newton dated 11/12/99                               *
 10.21   Stock Option Agreement with W. Carey Webb dated 5/22/91        *
 10.22   Stock Option Agreement with W. Carey Webb dated 2/18/98        9
 10.23   Stock Option Agreement with W. Carey Webb dated 9/28/98       11
 10.24   Stock Option Agreement with W. Carey Webb dated 11/12/99       *
 10.25   Form of Indemnity Agreement with Officers and Directors        2
 10.26   Webb Employment Agreement                                      2
 10.27   Amendment to Webb Employment Agreement                         5
 10.28   Second amendment to Webb employment agreement                 11
 10.29   Newton Employment Agreement                                    2
 10.30   Amendment to Newton Employment Agreement                       5
 10.31   Third amendment to Newton employment agreement                11
 10.32   Barnes Employment Agreement                                    5
 10.33   Warehouse Lease Agreements with Laney & Duke
           Terminal Warehouse Company, Inc.                             3
 10.34   Renewal and Modification of Laney & Duke Leases                4
 10.35   Amendment to Laney & Duke Leases dated 1/1/97                  7
 10.36   Amendment to Laney & Duke Leases dated 3/1/97                  7
 10.37   Office Lease with America Online, Inc.                         3
 10.38   Office Lease with Prudential Insurance Company of America      7
 10.39   Letter from Prudential Insurance Company of America
           exercising extension rights                                 10
 21      List of Subsidiaries of Registrant                             *
 23      Consents of experts and counsel                                *
 27      Financial Data Schedule                                        *

*  Filed herewith.
1    Incorporated by reference to the Company's Current Report on Form 8-K dated April 18, 1994.
2    Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
3    Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.
4    Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1996.
5    Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30 1996.
6    Incorporated by reference to the Company's Quarterly Report on Form 10-
   QSB for the quarter ended December 31, 1996.
7    Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,1997.
8    Incorporated by reference to the Company's Quarterly Report on Form 10-
   QSB for the quarter ended December 31, 1997.
9    Incorporated by reference to the Company's registration statement on
Form S-8 filed on April 29, 1998.
10   Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,1998.
11   Incorporated by reference to the Company's Quarterly Report on Form 10-
QSB for the quarter ended December 31, 1998.

  Items 10.1 through 10.32 constitute management compensation agreements.

     B. Reports on Form 8-K

     None.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 27th day of June 2000.

                                   EXCAL ENTERPRISES, INC.


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

Dated: June 27, 2000               /S/ R. PARK NEWTON, III
                                   --------------------------------------
                                   R. Park Newton, III
                                   Chairman of the Board and Board Member

Dated: June 27, 2000               /S/ W. CAREY WEBB
                                   -------------------------------------
                                   W. Carey Webb
                                   President and Chief Executive Officer

Dated: June 27, 2000               /S/ TIMOTHY R. BARNES
                                   ----------------------------------------
                                   Timothy R. Barnes
                                   Vice-President, Chief Financial Officer,
                                   and Principal Accounting Officer

Dated: June 27, 2000               /S/ W. ARIS NEWTON
                                   -------------------------------
                                   W. Aris Newton
                                   Vice-President and Board Member

Dated: June 27, 1999               /S/ JOHN L. CASKEY
                                   -------------------------------
                                   John L. Caskey
                                   Board Member




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



       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY          F-5



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-6








             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Excal Enterprises, Inc. and Subsidiaries
Tampa, Florida


We have audited the accompanying consolidated balance sheet of Excal Enterprises, Inc. and Subsidiaries as of March 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2000 and the nine months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excal Enterprises, Inc. and Subsidiaries as of March 31, 2000, and the consolidated results of its operations and cash flows for the year ended March 31, 2000 and the nine months ended March 31, 1999, in conformity with generally accepted accounting principles.




PENDER NEWKIRK & COMPANY

Certified Public Accountants
Tampa, Florida
May 11, 2000




                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2000

                                   ASSETS
Current assets:
  Cash and cash equivalents                                    $  7,484,627
  Marketable securities                                             182,276
  Accounts receivable (less allowance
   for doubtful accounts of $114,770)                               465,821
  Income tax receivable                                             181,000
  Notes receivable                                                  306,736
  Inventory                                                         492,070
  Prepaid expenses and deposits                                     421,938
  Deferred tax asset                                                347,000
                                                                 ----------
     Total current assets                                         9,881,468
                                                                 ----------
Property, plant and equipment:
  Land                                                            1,600,000
  Building                                                        6,946,051
  Furniture, fixtures, vehicles and equipment                     2,121,519
                                                                 ----------
                                                                 10,667,570
  Less accumulated depreciation and amortization                  2,178,283
                                                                 ----------
     Net property, plant and equipment                            8,489,287
                                                                 ----------

Notes receivable - related parties                                  261,395
Restricted cash reserves                                            612,961
Loan costs, less accumulated amortization of $416,492               416,492
Commission costs, less accumulated amortization of  $298,707        357,758
                                                                 ----------
     Total Assets                                               $20,019,361
                                                                 ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   728,944
  Accrued liabilities                                               409,281
  Reserve for litigation                                            434,246
  Revolving line of credit                                          373,087
  Current portion of long-term debt                                 517,398
                                                                 ----------
     Total current liabilities                                    2,462,956
Long-term liabilities:
  Long-term debt                                                 13,059,246
  Deferred tax liability                                          1,295,000
                                                                 ----------
     Total liabilities                                           16,817,202

Minority interest equity                                              1,041

Stockholders' equity:
  Preferred stock, $.01 par value, 7,500,000 shares authorized,
    5,000,000 shares issued, and no shares outstanding                   --
  Common stock, $.001 par value, 20,000,000 shares authorized,
    4,738,866 shares issued, 3,891,677 shares outstanding             4,738
  Additional paid-in capital                                      3,985,842
  Retained earnings                                               3,034,256
  Less 847,189 shares of common stock held in treasury at cost  ( 2,706,088)
                                                                 ----------
                                                                  4,318,748
Less notes receivable from stockholders                         ( 1,117,630)
                                                                 ----------
Total stockholders' equity                                        3,201,118
                                                                 ----------
Total Liabilities and Stockholders' Equity                      $20,019,361
                                                                 ==========

  The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.




                  EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Nine Months
                                                Year Ended         Ended
                                              March 31, 2000   March 31, 1999
                                              --------------   -------------
Rental revenue                                   $5,066,634       $3,495,786
Sports licensing sales                            2,521,139          430,800
                                                  ---------        ---------
     Total net revenue                            7,587,773        3,926,586

Cost of sports licensing sales                    2,014,222          303,019
                                                  ---------        ---------

Gross margin                                      5,573,551        3,623,567
                                                  ---------        ---------

Rental operating costs                            2,493,309        1,919,888
Sports licensing operating costs                  1,796,585          592,440
Depreciation and amortization                       642,769          526,001
                                                  ---------        ---------
     Total operating costs                        4,932,663        3,038,329

     Net operating profit                           640,888          585,238
                                                  ---------        ---------
Other expense (income)
  Interest expense                                1,276,854          943,888
  Professional fees related to litigation           257,684          524,092
  Litigation settlement                               2,000          217,273
  Unrealized loss on marketable securities           63,249               --
  Gain on sale of assets                                 --              170
  Interest income                                (  562,952)      (  492,989)
  Other income                                   (   82,761)      (   72,180)
                                                  ---------        ---------
     Net other expense                              954,074        1,120,254
                                                  ---------        ---------

Income (loss) before income taxes                (  313,186)      (  535,016)

Income tax provision (benefit)                      440,000       (  197,000)
                                                  ---------        ---------

Net income (loss)                               $(  753,186)      $( 338,016)
                                                  =========        =========

Earnings (loss) per share - basic               $(      .18)      $(     .08)
                                                  =========        =========

Earnings (loss) per share - diluted             $(      .18)      $(     .08)
                                                  =========        =========

Weighted average shares outstanding
    Common                                        4,105,205        4,198,346
    Common and equivalent                         4,105,205        4,198,346

  The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.




                  EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months
                                               Year Ended          Ended
                                             March 31, 2000    March 31, 1999
                                             --------------    -------------
Cash flows from operating activities:
  Net income (loss)                         $(   753,186)   $(    338,016)
  Adjustments to reconcile net income
    (loss) to net cash provided
    (used) by operating activities:
    Depreciation and amortization                757,801          526,001
    Provision for uncollectable
     accounts receivable                      (   45,746)          64,319
    Unrealized loss on marketable securities      63,249               --
    Loss on disposals of assets                       --              170
    Provision for deferred income taxes          440,000          154,000
  Decrease (increase) in operating assets:
    Accounts and notes receivable             (  130,093)         412,278
    Marketable securities                     (  245,525)              --
    Income tax receivable                             --      (   322,309)
    Inventory                                     87,172      (   221,026)
    Prepaid expenses and deposits             (   76,019)     (     2,942)
    Other assets                              (   53,969)     (    99,002)
  Increase (decrease) in
   operating liabilities:
    Accounts payable and accrued liabilities     229,844      (   553,110)
    Deferred revenue                                  --      (   190,307)
    Income taxes payable                              --      (    25,000)
    Reserve for litigation                         2,000           82,246
                                               ---------       ----------
Net cash provided (used)
 by operating activities                         275,528      (   512,698)
                                               ---------       ----------

Cash flows from investing activities:
    Cash acquired - Roxbury acquisition               --           57,220
    Construction escrow                               --          100,000
    Property and equipment additions          (   59,533)     (   178,765)
    Loans to unrelated privately held company         --      (   300,000)
                                               ---------       ----------
Net cash provided (used)
 by investing activities                      (   59,533)     (   321,545)
                                               ---------       ----------

Cash flows from financing activities:
    Loan - related parties                    (  261,395)              --
    Repayment of notes payable                        --      (   430,000)
    Principal repayments of long-term debt    (  207,052)     (   137,068)
    Repurchase warrants                       (   95,000)     (   120,500)
    Purchase treasury stock                   (1,823,894)     ( 1,732,617)
                                               ---------       ----------
Net cash provided (used)
 by financing activities                      (2,387,341)     ( 2,420,185)
                                               ---------       ----------

Increase (decrease) in cash                   (2,171,346)     ( 3,254,428)
Cash and cash equivalents, beginning of year   9,655,973       12,910,401
                                               ---------       ----------
Cash and cash equivalents, end of year        $7,484,627      $ 9,655,973
                                               =========       ==========

Supplemental disclosure of cash flow information
Interest paid                                 $1,279,166      $   976,755
Income taxes received                         $       --      $     3,300

 See Note 9 "Stockholders' Equity - common stock" for discussion of non-cash transactions.

  The accompanying notes are an integral part of the consolidated financial statements.  Read independent auditor's report.



                    EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                               Common stock        Additional                     Treasury stock
                           -------------------      Paid-in      Retained     ----------------------
                              Shares    Amount      Capital      Earnings       Shares     Amount
                           ----------  -------    -----------   -----------   --------  ------------
Balance June 30, 1998      4,738,866   $ 4,738    $ 5,437,897   $ 4,125,458   802,835   $ 2,779,262

Net loss                          --        --             --      (338,016)       --            --

Exercise of stock options         --        --     (2,447,422)           --  (517,627)   (1,775,820)

Tax benefit from exercise
  of stock options                --        --      1,046,000            --        --            --

Open market purchases             --        --             --            --   162,858       481,990
                           ---------     -----      ---------     ---------   -------     ---------
Balance March 31, 1999     4,738,866     4,738      4,036,475     3,787,442   448,066     1,485,432

Net loss                          --        --             --      (753,186)       --            --

Exercise of stock options         --        --        (64,633)           --  (183,355)     (603,238)

Tax benefit from exercise
  of stock options                --        --         14,000            --        --            --

Purchase GEM Value shares         --        --             --            --   178,200       584,719

Purchase Waveland
  Int'l shares                    --        --             --            --   196,604       645,107

Open market purchases             --        --             --            --   207,674       594,068
                           ---------     -----      ---------     ---------   -------     ---------
Balance March 31, 2000     4,738,866   $ 4,738    $ 3,985,842   $ 3,034,256   847,189   $ 2,706,088
                           =========     =====      =========     =========   =======     =========



                   EXCAL ENTERPRISES, INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

     Excal Enterprises, Inc. and subsidiaries (the "Company"), headquartered in Tampa, Florida, are engaged in several distinct business operations. The Company's commercial real estate venture began in April 1994 and was conducted by and through Imeson Center, Inc., a wholly owned subsidiary. On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property located in Jacksonville, Florida. As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new, single-purpose, wholly owned subsidiary, Jacksonville Holdings, Inc. Jacksonville Holdings, Inc. now owns, manages and leases the two-story warehouse and office facility containing 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. The Company's sports licensing operations are conducted by and through Roxbury Industries Corp., a wholly owned subsidiary operating out of Rockaway Park, New York. Roxbury Industries Corp. was acquired in December 1998 by Excal Sports Group, Inc., a wholly owned subsidiary of Excal Enterprises, Inc. Roxbury manufactures and distributes logo/personalized knit scarves, knit headwear and bears with sweaters. The logos include team names of the National Football League, Major League Baseball, Major Soccer League and most major colleges.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows:

     Principles of Consolidation. The consolidated financial statements include the accounts of Excal Enterprises, Inc. and the wholly owned subsidiaries, Jacksonville Holdings, Inc., Excal Sports Group, Inc., Excal Development Corp., and Roxbury Industries Corp.

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

     Marketable Securities. The Company accounts for marketable securities in accordance with Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification on its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Management has classified its marketable securities as "trading securities." Trading securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses are deemed temporary and are included in earnings. The cost of the marketable securities is based on the specific identification method. Interest and dividends on equity securities are included in investment income. The Company had marketable securities with a fair market value of $182,276 as of March 31, 2000.

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

     Revenue Recognition. Commercial real estate rental revenue consists of base rent, reimbursement of operational expenses and common area maintenance charges. Sports licensing revenue consists of sales of logo/personalized knit scarves, knit headwear, and bears with sweaters. The Company recognizes revenue when the products are shipped.

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

     Fiscal Year. The Company elected to change the date of its fiscal year-end to March 31 in 1999. The Statements of Income and Cash Flows present information for the twelve months ended March 31, 2000 and the nine months ended March 31, 1999.

     Reclassifications. Certain reclassifications have been made to the financial statements in 1999 in order to conform to the 2000 presentation. None of the reclassifications affected the financial position or results of operations.


NOTE 3 - ACQUISITION

     In December 1998, the Company, through its wholly owned subsidiary Excal Sports Group, Inc., closed on the acquisition of Roxbury Industries Corp. ("Roxbury"). Excal invested $1,500,000 in Roxbury and received 1,000,000 shares of Roxbury's common stock, par value $0.001, representing all of the outstanding shares of common stock of Roxbury. The former common stockholders of Roxbury exchanged their common stock for 1,040,816 shares of convertible preferred stock of Roxbury, par value $0.001. The preferred stock does not contain preferential rights to distributions, does not have voting rights, and is convertible into common stock of Roxbury beginning on July 15, 2002. The number of shares that the preferred stock will convert into varies based on the financial performance of Roxbury. The acquisition was accounted for under the purchase method. No goodwill was generated by the acquisition and the results of operations of Roxbury for the four months ended March 31, 1999 are included in the consolidated financial statements. The pro forma results of operations of the Company for the nine months ended March 31, 1999 as if the acquisition took place on July 1, 1998 is as follows:

                                      Nine Months Ended
                                        March 31, 1999
                                        --------------
                                         (unaudited)
Net revenue                              $ 5,582,192
Net income (loss)                        $(  382,299)
Earnings (loss) per share - basic        $(      .09)
Earnings (loss) per share - diluted      $(      .09)

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination occurred on July 1, 1998, or of future results of the consolidated entities.

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

     Three lessees in the Company's commercial real estate division accounted for over 10% of the Company's total revenue for the years ended March 31, 2000 and 1999 as follows:

                          Year Ended          Nine Months Ended
                        March 31, 2000          March 31, 1999
                    ----------------------  ----------------------
     Lessee              Amount  % to Total      Amount % to Total
     --------------  ----------  ----------  ---------- ----------
     Laney & Duke    $2,716,596     36%      $1,839,671    47%
     Aetna            1,316,659     17%         954,916    24%
     America Online   1,021,998     13%         701,199    18%

     The Laney & Duke lease expires on December 31, 2000. The Company is currently in negotiations with Laney & Duke to renew the lease. The America Online lease expires on June 15, 2002 with an option to extend for a three-year period. However, on November 10, 1999, America Online announced their intention to construct their own building on the south side of Jacksonville, Florida. The Company is marketing the space currently leased by America Online. The Aetna (formerly Prudential Insurance Company) lease expires June 15, 2003. The loss of any of these leases would have a significant impact on the Company (See Note 10).


NOTE 5 - NOTES RECEIVABLE

     During fiscal 1999, the Company loaned $300,000 to an unrelated privately held company. The notes are unsecured but are guaranteed by the principals of the privately held company. As of March 31, 2000, the balance owed included $278,460 in principal and $28,276 in accrued interest. Principal and accrued interest was due on July 20, 1999. Negotiations to restructure the note receivable were unsuccessful. In October 1999 the Company commenced legal proceedings for collection of the notes. The Company believes the notes are fully collectible.


NOTE 6 - INVENTORY

     At March 31, 2000, the inventory consisted of the following:

                    Raw materials   $ 350,247
                    Work in process    43,999
                    Finished goods     97,824
                                      -------
                                    $ 492,070
                                      =======


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

     The Company was obligated on a note payable under a revolving line of credit expiring on June 30, 1999, in the maximum amount of $725,000, subject to the bank's borrowing base formula. The Company renewed its $725,000 line of credit with European American Bank in July 1999. The loan was renewed with $375,000 as a revolving line of credit and $350,000 as a term loan. The notes are secured by the assets of Roxbury Industries, Corp. and are personally guaranteed by certain officers of Roxbury Industries, Corp. The term loan bears interest at the rate of 9.42% and was payable interest only through December 1999. Monthly principal payments of $6,500 plus interest began January 2000 and will continue through June 2004. The outstanding balance of the term loan was $330,500 at March 31, 2000. The revolving line of credit bears interest at 1.5% over the bank's prime rate (10.5% at March 31, 2000), matures on June 30, 2000 and must be paid off for 30 days during the term. The outstanding balance of the line of credit was $373,087 at March 31, 2000. Roxbury was in violation of the financial loan covenants regarding the level of equity and debt-to-equity ratio at March 31, 2000. Therefore, the entire balance of the term loan is included in current portion of long-term debt at March 31, 2000.

     The Company has a mortgage secured by the Imeson Center property located in Jacksonville, Florida. The mortgage bears interest at 9% per annum with a monthly payment of $113,292 based on a twenty-five year amortization. The mortgage had an outstanding balance of $13,096,574 as of March 31, 2000 and matures on October 1, 2002. The mortgage is secured by the land and building located in Jacksonville, Florida, that had a net carrying value of $7,351,525 as of March 31, 2000. The mortgage does not allow early repayment during the first two years of the loan term and provides for an early repayment penalty of 3%, 2% and 1% of the outstanding loan amount during the third year, fourth year, and first six months of the fifth year of the loan term, respectively.

     As a requirement of the mortgage, $950,000 was placed in an interest bearing reserve for future tenant improvements and leasing commissions. In addition, $1,372 per month is required to be deposited into an interest bearing reserve for certain future maintenance items. Both of these reserves must be maintained over the term of the loan and any disbursements require monthly repayments. During fiscal 2000 and fiscal 1999, $210,556 and $222,153 was disbursed from the reserve to pay leasing commissions on the renewal of certain leases and for renovations to the food service area. The Company is required to deposit $3,125 per month into the reserve until the disbursements are repaid.

     Roxbury has a renovation loan with an outstanding balance of $149,570 as of March 31, 2000. The loan bears interest at 8.25% per annum and is repayable in monthly payments of principal and interest of $2,328 through March 31, 2007. The original amount of the loan was $240,000. The loan is secured by the manufacturing facility of Roxbury, which is leased from a corporation owned by two officers of Roxbury.

     Annual maturities of long-term debt as of March 31, 2000 are as follows:
2001 - $517,398; 2002 - $222,071; 2003 - $12,738,850; 2004 - $20,596; 2005 -
$22,360 thereafter - $55,369.


NOTE 8 - COMMITMENTS

     The Company leases its corporate headquarters under an operating lease that runs through November 2000. The Company has an option to renew the lease for an additional six years. The Company leases the Roxbury manufacturing facility from a corporation owned by two officers of Roxbury under an operating lease that runs through December 2007. The Company has the option to purchase the property for $700,000 at any time and also has the right of first refusal. The Company incurred rent expense of $208,183 and $105,227 for the year ended March 31, 2000 and the nine months ended March 31, 1999, respectively. Future minimum lease payments under the non-cancelable operating leases as of March 31, 2000 are as follows: 2001 - $147,250; 2002 - $94,862; 2003 - $87,978; 2004 - $86,400; 2005 - $86,400;
thereafter - $237,600.

     The Company entered into employment agreements with its Chairman of the Board, President, and Chief Financial Officer that obligate the Company to pay them $192,600, $205,440, and $85,600 a year, respectively. The employment agreements expire in March 2004, August 2004, and August 2001, respectively, unless their employment is terminated for due cause. The employment agreements also provide for a lump sum severance payment of up to
2.9 times their base salary upon the occurrence of a change in control.

     The Company entered into an employment agreement with the President of Roxbury. The agreement obligates the Company to pay her $75,000 per year through December 1, 2002, unless her employment is terminated for due cause.

     The Company entered into retail licensing agreements with several entities. The agreements call for minimum advance royalty payments that are applied to monthly royalty payments ranging from 9% to 11% of net retail sales. The future minimum guaranteed payments under the agreements as of March 31, 2000 aggregated to $118,250.


NOTE 9 - STOCKHOLDERS' EQUITY

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

     The terms of the Preferred Stock purchasable upon exercise of the Rights have been designed so that each 1/100th share of Preferred Stock has economic rights substantially equivalent to those of a share of Common Stock. Thus, each share of Series A Preferred Stock will be entitled to receive, when and as declared, a quarterly dividend at an annual rate equal to the greater of $1.00 per share or one hundred times the cash dividend declared on the Common Stock during the period from January 1 through December 31 of the immediately preceding year. In addition, the Series A Preferred Stock is entitled to one hundred times any non-cash dividends (other than dividends payable in Common Stock) declared on the Common Stock, in like kind. In the event of the liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock will be entitled to receive a liquidation payment in an amount equal to the greater of $1.00 per share or one hundred times the liquidation payment made per share of Common Stock. Each share of Series A Preferred Stock will have one hundred votes, voting together with the Common Stock.

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

Common Stock

     During the fiscal year ended March 31, 2000, the Company purchased 207,674 shares of its common stock through open market purchases at an aggregate cost of $594,068. The Company also purchased 374,804 shares of its common stock with a value of $1,229,826, as part of a settlement with Gem Value Fund LP and Waveland Partners, co-defendants in the suit against the Eisenberg Group. In addition, a director of the Company exercised options to purchase 183,355 shares of common stock for an aggregate exercise price of $538,605. The 183,355 shares were issued from treasury stock with a cost basis of $603,238. The exercise price and withholding taxes due upon exercise were paid with a recourse note to the Company in the aggregate amount of $800,000. The Company recorded a tax benefit of $14,000 as a result of the exercise of options.

     During the nine months ended March 31, 1999, the Company purchased 162,858 shares of its common stock through open-market purchases at an aggregate cost of $481,990. In addition, officers and directors of the Company exercised options to purchase an aggregate of 940,000 shares of common stock. The 940,000 shares were issued from treasury stock with a cost basis of $3,479,638. One director paid the exercise price for 500,000 shares with 143,154 shares of previously owned shares of common stock with a value of $500,000. The exercise prices for the remaining shares were paid with recourse notes to the Company in the aggregate amount of $579,025. In addition to the aggregate exercise price of $1,079,025, the Company received an income tax benefit of $1,046,000 and incurred payroll tax costs of $46,809 as a result of the exercise of the options. The officers and directors used 279,219 shares otherwise issuable under the options, with a value of $1,203,818, to pay the withholding taxes due upon the exercise of the options.

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

                                             2000           1999
                                           ---------       -------
Net income (loss)            As reported $( 753,186)    $( 338,016)
                             Pro forma   $( 829,298)    $( 606,934)

Earnings per share - basic   As reported $(     .18)    $(     .08)
                             Pro forma   $(     .20)    $(     .14)

Earnings per share - diluted As reported $(     .18)    $(     .08)
                             Pro forma   $(     .20)    $(     .14)

     For purposes of the proforma presentation above, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 30 percent and expected lives of 3 years for both years and risk free interest rates of 5.9% and 4.5% in 2000 and 1999, respectively.

     A summary of the status of the options issued pursuant to the Plan and the options and warrants issued outside the Plan is as follows:

                                Issued Pursuant          Issued outside
                                 to Option Plan          of Option Plan
                               -------------------    --------------------
                                           Exercise               Exercise
                                 Shares    Price(1)      Shares   price(1)
                                 ------    --------   ---------   --------
Outstanding at June 30, 1998     80,000     $1.71     1,322,650     $2.32
Granted in fiscal 1999               --        --       722,373(2)  $2.77
Forfeited in fiscal 1999             --        --    (  285,000)    $1.37
Exercised in fiscal 1999        (75,000)    $1.44    (  865,000)    $1.12
                                 ------               ---------
Outstanding at March 31, 1999     5,000     $5.74       895,023     $4.15
Granted in fiscal 2000               --        --       317,500     $1.42
Forfeited in fiscal 2000         (5,000)    $5.74    (  195,000)    $6.71
Exercised in fiscal 2000             --        --    (  183,355)    $2.94
                                 ------               ---------
Outstanding at March 31, 2000        --        --       834,168     $2.78
                                 ======               =========

(1)    Weighted average exercise price.

(2) Includes options to acquire 300,000 shares at an exercise price of $1.00 per share that were awarded to R. Park Newton, III in October 1994 but were not issued until January 1999 because of a requirement that the Board of Directors take certain actions prior to issuing such options.

     The following table summarizes information about the options and warrants outstanding at March 31, 2000, stratified by exercise price:

                        Options Outstanding           Options Exercisable
                 ---------------------------------  ----------------------
                             Weighted
                  Number     Average      Weighted     Number     Weighted
               Outstanding  Remaining     Average   Exercisable   Average
   Range of      at March  Contractual    Exercise    at March    Exercise
Exercise Prices 31, 2000       Life        Price      31, 2000     Price
---------------  ---------- -----------  ---------   ----------   --------
    $1.41         312,500   9.6 years     $1.41       312,500      $1.41
$2.00 to $2.34    247,650   3.9 years     $2.17       247,650      $2.17
$4.88 to $4.95    274,018   4.2 years     $4.88       274,018      $4.88


NOTE 10 - COMMERCIAL REAL ESTATE RENTAL REVENUE

     The Company, through its wholly owned subsidiary Jacksonville Holdings, Inc., leases improved real property located in Jacksonville, Florida. The leases include a base rental fee, a contingent rental fee to reimburse the Company for operating costs and common area maintenance costs, and a requirement that the tenants pay for their own utilities. The land and building had a carrying cost of $8,546,051 and accumulated depreciation of $1,194,526 as of March 31, 2000. Minimum future rentals under non-cancelable leases are as follows: 2001 - $3,542,807; 2002 - $2,041,591; 2003 -
$1,372,606; and, 2004 - $265,409.  During year ended March 31, 2000 and the nine months ended 1999, rental revenue included $1,071,563 and $590,531 of contingent rentals, respectively.


NOTE 11 - LITIGATION SETTLEMENT

     The Company and Harvey Moore settled litigation over compensation in fiscal 1997. In fiscal 1999, the Court awarded Harvey Moore legal fees and costs of $82,246. The Company and Harvey Moore agreed to an additional $2,000 award for certain costs that the Court had not ruled upon. Harvey Moore has appealed the Court's decision regarding fees and costs. In fiscal 1999, the Company paid $134,500 in fees and costs as part of the settlement of litigation with Channel Partnership.


NOTE 12 - INCOME TAXES

     The components of the provision (benefit) for income taxes for the year ended March 31, 2000 and the nine months ended March 31, 1999 are as follows:

                                  2000         1999
                                 -------      -------
Current tax expense (benefit)  $      --    $(351,000)
Deferred tax expense             440,000      154,000
                                 -------      -------
                               $ 440,000    $(197,000)
                                 =======      =======

     The difference between the provision (benefit) for income taxes and the amounts obtained by applying the statutory US Federal Income Tax rate to the income before taxes is as follows:

                                                    2000         1999
                                                  -------      -------
Tax benefit at statutory rate                   $(106,000)   $(182,000)
Increase (decrease) in taxes
 Resulting from tax effects of:
   State income taxes, net of federal tax benefit  68,000     ( 34,000)
   Non-deductible expenses                         20,000       18,000
   Increase in valuation allowance                458,000        1,000
                                                  -------      -------
                                                 $440,000    $(197,000)
                                                  =======      =======

     As of March 31, 2000, the Company had approximately $2,799,000 and $4,278,000 in net operating loss carryforwards for federal and state tax purposes, respectively. The net operating loss carryforwards expire in the years 2010 through 2020. The valuation allowance for both federal and state income taxes combined increased by $554,000 in 2000 and increased by $2,000 in 1999.

     The sources of significant temporary differences which gave rise to deferred tax assets and liabilities as of March 31, 2000 are as follows:

Deferred tax assets:
  Marketable securities                                     $    25,000
  Allowance for doubtful accounts                                47,000
  Accrued salaries, bonuses and expenses                        275,000
  Tax basis of intangible assets in excess of book                1,000
  Net operating loss carryforward                             1,212,000
                                                              ---------
                                                              1,560,000
  Less valuation allowance for loss carryforward                571,000
                                                              ---------
                                                                989,000
                                                              ---------
Deferred tax liabilities:
  Book basis of investment in subsidiaries in excess of tax   1,937,000
                                                              ---------
                                                              1,937,000
                                                              ---------
Net deferred tax liabilities                                $   948,000
                                                              =========

     The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheet as follows:

 Current assets               $   347,000
 Non-current liabilities        1,295,000
                                ---------
                              $   948,000
                                =========

NOTE 13 - 401(K) RETIREMENT PLAN

     The Company established a 401(k) retirement plan effective March 1, 1997. The Plan covers substantially all of its employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits. The Company contributed $13,507 and $13,117 to the Plan for the year ended March 31, 2000 and the nine months ended March 31, 1999, respectively.

NOTE 14 - SEGMENT INFORMATION

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

                                                             Nine Months
                                             Year Ended         Ended
                                           March 31, 2000   March 31, 1999
Segment income (loss) before income taxes
  Real estate operations                    $  1,097,888      $  370,143
  Sports licensing operations                ( 1,406,526)      ( 547,982)
  Other                                      (     4,548)      ( 357,177)
                                               ---------         -------
    Total income (loss) before income taxes $(   313,186)     $( 535,016)
                                               =========         =======

                                               As of           As of
                                           March 31, 2000  March 31, 1999
                                           --------------  --------------
Identifiable assets
   Real estate operations                   $ 14,095,416    $ 13,119,408
   Sports licensing operations                 1,876,637       2,656,251
   Other                                       4,047,308       6,785,990
                                              ----------      ----------
      Total identifiable assets             $ 20,019,361    $ 22,561,649
                                              ==========      ==========


NOTE 15 - RELATED PARTIES

     The Company has entered into Indemnity Agreements with its officers and directors under which the Company agrees to indemnify and hold harmless such individuals against all expense, judgments, fines, penalties, etc. reasonably incurred by each in connection with their services to the Company. However, such indemnification only applies following a specific determination that such individuals acted in good faith and in a manner that each reasonably believed to be in the best interests of the Company. The Board of Directors previously authorized the advance of costs and expenses incurred by certain of its officers, directors, employees and agents in connection with the Securities and Exchange Commission ("Commission") investigation. Such advances were conditioned on repayment if it was ultimately determined that the person on whose behalf the advance was made did not meet the statutory standards of conduct required for indemnification. Under Delaware law, a person may only be indemnified to the extent that they are determined to have acted in good faith and in a manner reasonably believed by them to be in the best interest of the Company. In connection with the Commission's investigation, the Company's Board of Directors engaged counsel to conduct an internal investigation of the matters underlying the Commission's investigation. Based upon such report and on the matters raised by the Commission's investigation, the Board of Directors discovered no evidence that such officers, directors, employees and agents acted other than in good faith and in a manner which they reasonably believed to have been in the best interests of the Company in discharging their duties. Accordingly, the Board of Directors has determined that such individuals are entitled to indemnification for costs and expenses incurred in connection with the Commission investigation referenced above. The Company has accrued $350,000 for judgments and fines as of March 31, 2000.

     The Company leases the Roxbury manufacturing facility from a corporation owned by two officers of Roxbury under an operating lease that runs through December 2007. The Company has the option to purchase the property for $700,000 at any time and also has the right of first refusal.

     The Company loaned $1,379,025 to its officers and directors to exercise options to purchase stock in the Company and pay withholding taxes thereon. The amount of the loans representing the exercise price ($1,117,630) is shown as a reduction to stockholder's equity. The remaining balance of the loans ($261,395) is shown as notes receivable from related parties. The note with one director in the amount of $800,000 requires annual interest payments at a rate of 6.56% per annum with the principal due on July 31, 2004 and is collateralized by shares of the Company's stock. The remaining notes with the other officers and directors totaling $579,025 require annual interest payments at a rate of 5.57% with the principal due on September 28, 2003. As of March 31, 2000, the accrued interest receivable on the notes was $83,106.

     The above amounts are not necessarily indicative of the amount that would have been incurred had comparable transactions been entered into with independent parties.


NOTE 16 - COMPARATIVE FINANCIAL INFORMATION

     The Company elected to change the date of its fiscal year-end to March 31 in 1999. The results of operations for the year ended March 31, 2000 and the unaudited period for the twelve months ended March 31, 1999 are presented herein.

                                            March 31, 2000     March 31, 1999
                                            --------------     --------------
                                                                 (unaudited)
Net revenue                                   $  7,587,773      $  5,075,462
Net operating profit                               640,888           798,706
Income (loss) before income taxes              (   313,186)      (   515,685)
Income tax provision (benefit)                     440,000       (   186,000)
Net income (loss)                              (   753,186)      (   329,684)

Earnings (loss) per share - basic and diluted $(       .18)     $(       .08)
                                                 =========         =========


NOTE 17 - LEGAL PROCEEDINGS

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


Securities and Exchange Commission

     On May 28, 1993, the United States Securities and Exchange Commission ("the Commission") entered an Order Directing Private Investigation and Designating Officers to Take Testimony in the Matter of Excal Enterprises, Inc. ("the Order"). The Order was based upon reports from Commission staff personnel prepared as a result of an informal preliminary investigation, apparently initiated in June 1992, regarding certain of the Company's prior activities. The reports alleged that the Company may have violated various provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and rules promulgated thereunder by, among other reasons, failing to report the loss of its principal customers in a timely and accurate fashion and falsely reporting a material amount of nonexistent revenue from one of those lost customers. The reports also alleged that certain individuals, including the Company's officers and directors, may have participated in such violations or aided and abetted the suspected Company violations. Additionally, it was alleged that Mr. R. Park Newton, III traded Company securities before the foregoing information had been disclosed, thereby violating the insider trading provisions of the Securities Act of 1933 (the "Securities Act") and the Exchange Act.

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

     On September 26, 1995, the Commission filed suit in the Federal District Court for the Middle District of Florida (Civ. No. 95-1583-CIV-T-23-B) against the Company, R. Park Newton, III (former President and Chief Executive Officer), Frederic S. Schadt, and other former officers of the Company whom have since settled with the Commission. The complaint alleges that the Company and in various instances the above named individuals: (i) during the fiscal years 1991 through 1993 concealed the loss of the Company's principal customers as licensed dealers and filed false periodic reports under the Exchange Act with respect thereto; (ii) falsified the Company's books and records in order to conceal the loss of its principal customers, including using allegedly fictitious invoices to deceive the Company's auditors; and, (iii) understated the value of commercial real estate received by the Company in a contractual settlement with Sears in order to reduce the Company's income tax liability, despite the fact that the value was derived from an independent MAI appraisal.

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

     The Commission seeks (i) a permanent injunction against the Company and the individual defendants enjoining them from violating certain provisions of the federal securities laws; (ii) an order permanently prohibiting Mr. Newton from serving as an officer or director of a company whose securities are publicly held and regulated by the Commission; (iii) disgorgement by Messrs. Newton and Schadt of profits resulting from the allegedly improper stock transactions; (iv) an order requiring the Company to obtain a new appraisal for Imeson Center and to restate its financial statements to reflect the new appraisal; and (v) an order requiring the Company and Messrs. Newton and Schadt to pay civil penalties under the Securities Enforcement Remedies and Penny Stock Performance Act of 1990.

     Motions for summary judgment have been filed by the Commission and the Company. An oral hearing on the motions for summary judgment was held on July 16, 1999. The Court still has not issued any rulings on the motions for summary judgment. The trial has not been scheduled and is not expected to begin until several months after the motions for summary judgment have been ruled upon.