Form 10QSB
period 2000-06-30
EXCAL ENTERPRISES INC
filed 2000-08-14
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the quarterly period ended June 30, 2000


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

                                (813) 224-0228
                           -------------------------
                           Issuer's telephone number

              ___________________________________________________
             (Former Name, former address and former fiscal year,
                         if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, there were 3,871,377 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000

                                ASSETS                          (unaudited)
Current assets
Cash and cash equivalents                                      $  6,470,602
Marketable securities                                               206,601
Accounts receivable, less allowance of $144,421                     760,835
Notes receivable                                                    306,736
Income tax receivable                                               181,000
Inventory                                                           702,279
Prepaid expenses and deposits                                       579,829
Deferred tax asset                                                  284,000
                                                                 ----------
     Total current assets                                         9,491,882
                                                                 ----------
Property, plant and equipment
Land                                                              1,600,000
Buildings and improvements                                        6,954,676
Furniture, fixtures, vehicles and equipment                       2,158,496
                                                                 ----------
                                                                 10,713,172
    Less accumulated depreciation and amortization                2,276,955
                                                                 ----------
       Net property, plant and equipment                          8,436,217
                                                                 ----------
Notes receivable - related parties                                  261,394
Restricted cash reserves                                            621,956
Commission costs, less accumulated amortization of $336,832         319,633
Loan costs, less accumulated amortization of $458,141               374,843
                                                                 ----------
       Total Assets                                            $ 19,505,925
                                                                 ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                               $    615,960
Accrued liabilities                                                 455,939
Reserve for litigation                                              434,246
Revolving line of credit                                            386,711
Current portion of long-term debt                                   501,079
                                                                 ----------
      Total current liabilities                                   2,393,935
Long-term debt                                                   13,025,272
Deferred tax liability                                            1,247,000
                                                                 ----------
      Total liabilities                                          16,666,207
                                                                 ----------

Minority interest equity                                              1,041
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares authorized,
  5,000,000 shares issued, no shares outstanding                         --
Common stock, $.001 par value, 20,000,000 shares authorized,
  4,738,866 shares issued, 3,871,377 shares outstanding               4,738
Additional paid-in capital                                        3,985,842
Retained earnings                                                 2,717,237
Less 867,489 shares of common stock held in treasury at cost    ( 2,751,510)
                                                                 ----------
                                                                  3,956,307
Less notes receivable from stockholders                         ( 1,117,630)
                                                                 ----------
      Total stockholders' equity                                  2,838,677
                                                                 ----------
      Total Liabilities and Stockholders' Equity               $ 19,505,925
                                                                 ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.



                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three Months Ended June30
                                                   -------------------------
                                                     2000            1999
                                                  ---------       ---------

Rental revenue                                  $ 1,291,638     $ 1,198,833
Sports licensing sales                              409,741         304,102
                                                  ---------       ---------
     Total net revenue                            1,701,379       1,502,935

Cost of sports licensing sales                      389,218         316,317
                                                  ---------       ---------
Gross margin                                      1,312,161       1,186,618
                                                  ---------       ---------

Rental operating costs                              597,115         545,992
Sports licensing operating costs                    450,381         338,337
Depreciation and amortization                       154,113         160,140
                                                  ---------       ---------
     Total operating costs                        1,201,609       1,044,469
                                                  ---------       ---------

     Net operating profit                           110,552         142,149
                                                  ---------       ---------

Other expense (income)
  Interest expense                                  319,520         322,802
  Professional fees related to litigation            59,372          48,499
  Net realized and unrealized
    loss on marketable securities                   188,457              --
  Gain on disposals of assets                    (    1,741)             --
  Interest income                                (  141,463)     (  141,673)
  Miscellaneous income                           (   11,574)     (   20,885)
                                                  ---------       ---------
     Net other expense                              412,571         208,743
                                                  ---------       ---------

Loss before income taxes                         (  302,019)     (   66,594)

Income tax provision (benefit)                       15,000      (   26,000)
                                                  ---------       ---------

Net loss                                        $(  317,019)    $(   40,594)
                                                  =========       =========

Loss per share
  Basic                                         $(      .08)    $(      .01)
                                                  =========       =========
  Diluted                                       $(      .08)    $(      .01)
                                                  =========       =========

Weighted average shares outstanding
  Common                                          3,876,731       4,262,349
  Common and equivalent                           3,876,731       4,262,349

                  The accompanying notes are an integral part
                   of the consolidated financial statements.



                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                  Three Months Ended June 30
                                                  --------------------------
                                                      2000           1999
                                                   ---------      ---------
Cash provided by operating activities
Net loss                                         $(  317,019)   $(   40,594)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization                        183,169        193,130
Other adjustments                                     42,908     (   42,410)
Increase in net operating assets                  (  792,410)    (  475,955)
                                                   ---------      ---------
Net cash used by operating activities             (  883,352)    (  365,829)
                                                   ---------      ---------

Cash flows from investing activities
Proceeds from sale of assets                           5,000             --
Property and equipment additions                  (   53,582)    (    8,763)
                                                   ---------      ---------
Net cash used by investing activities             (   48,582)    (    8,763
                                                   ---------      ---------

Cash flows from financing activities
Net proceeds from notes payable                       13,624         10,034
Principal repayments of long-term debt            (   50,293)    (   43,094)
Purchase of treasury stock                        (   45,422)    (  148,983)
                                                   ---------      ---------
Net cash used by financing activities             (   82,091)    (  182,043)
                                                   ---------      ---------

Decrease in cash                                  (1,014,025)    (  556,635)

Cash and cash equivalents at beginning of period   7,484,627      9,655,973
                                                   ---------      ---------

Cash and cash equivalents at end of period       $ 6,470,602    $ 9,099,338
                                                   =========      =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.



                            EXCAL ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended June 30, 2000 and 1999, (b) the financial position at June 30, 2000, and (c) cash flows for the three-month periods ended June 30, 2000 and 1999, have been made. Certain reclassifications have been made to the financial statements for the three-month periods ended June 30, 1999 to conform to the June 30, 2000 presentation. None of the reclassifications affected the financial position or results of operations.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2000. The revenue of the sports licensing division has been very seasonal with the majority of its revenue in the months of July through November. The results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - NOTES PAYABLE

    The Company's $375,000 line of credit with European American Bank expired in July 2000. Renewal terms have not been finalized. In addition, Roxbury was in violation of the financial loan covenants regarding the level of equity and debt-to-equity ratio at June 30, 2000. Therefore, the entire balance of the term loan is included in the current portion of long-term debt at June 30, 2000.

NOTE 3 - STOCKHOLDERS' EQUITY

    During the three months ended June 30, 2000, the Company purchased 20,300 shares of its common stock in market transactions at an aggregate cost of $45,422.

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

                                           Three Months Ended June 30
                                           --------------------------
                                               2000            1999
                                            ---------       ---------
Segment income (loss) before income taxes
Real estate operations                    $   352,278    $    267,620
Sports licensing operations                (  475,597)    (   380,822)
Other                                      (  178,700)         46,608
                                            ---------       ---------
Total income (loss) before income taxes   $(  302,019)   $(    66,594)
                                            =========       =========

                                                  As of June 30
                                          ---------------------------
                                              2000            1999
                                           ----------     ----------
Identifiable assets
  Real estate operations                  $14,221,173    $13,323,226
  Sports licensing operations               2,086,862      2,500,103
  Other                                     3,197,890      6,186,442
                                           ----------     ----------
     Total identifiable assets            $19,505,925    $22,009,771
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

    The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended March 31, 2000.

    The following discussion compares the results of operations for the three-month period ended June 30, 2000 (First Quarter 2001) with the three-month period ended June 30, 1999 (First Quarter 2000).


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

Sports Licensing Products

    Roxbury's revenue has been very seasonal with the majority of its revenue in the months of July through November. Revenue increased by 35% in First Quarter 2001 to $409,741 from $304,102 in First Quarter 2000. The majority of the increased revenue was in the private-label product line. The 4.0T product line had a 34% increase in revenue in First Quarter 2001. These two product lines accounted for 65% of total revenue in the last fiscal year and 78% of revenue in First Quarter 2001. While revenue for First Quarter 2001 was 35% over First Quarter 2000, the sales orders booked in First Quarter 2001 were 84% over First Quarter 2000. The 4.0T sales orders booked in the First Quarter 2001 were 109% over First Quarter 2000. After evaluating operating costs and gross margins, the Company decided to sell its screen printing operation. The operation was closed in June 2000 and the equipment was sold. Screen printing operations only accounted for $160,000 in revenue in the last fiscal year and $46,000 in revenue for First Quarter 2001.

    The cost of goods sold increased 23% as a result of increased revenue. However, cost of goods sold decreased as a percentage of revenue from 104% in First Quarter 2000 to 95% in First Quarter 2001. The cost of goods sold for First Quarter 2001 is higher than is to be expected on an annual basis because the manufacturing overhead is allocated over less goods during the slower months of the Company's seasonal business. Approximately $69,000 in overhead costs were allocated to cost of goods sold in the first quarter of both 2001 and 2000. As revenue increases in the next two quarters, the overhead, as a percentage of revenue, will decrease. Also, as licensed product revenue becomes a larger percentage of total revenue, the gross margin is expected to increase. Operating costs increased $112,044 (33%) to $450,381 in First Quarter 2001 from $338,337 in First Quarter 2000. This increase is due to increased expenditures on market research and various marketing programs and the addition of personnel in sales, sales support, operations, customer service and design.

    Depreciation and amortization included in operating costs decreased by $1,030 in First Quarter 2001 as compared to First Quarter 2000. The depreciation and amortization included in cost of goods sold decreased from $32,990 in First Quarter 2000 to $29,055 in First Quarter 2001. The net operating loss of the sports licensing division increased from $357,826 in First Quarter 2000 to $436,102 in First Quarter 2001.


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

    Net revenue increased 8% to $1,291,638 in First Quarter 2001 from $1,198,833 in First Quarter 2000. The base minimum rental fee increased by $38,433 (4%) in First Quarter 2001 as a result of increases in the base minimum rent per square foot. The contingent rental fee increased by $54,372 (25%) in the three-month period as a result of an increase in reimbursable operating costs, primarily property taxes.

    Operating costs increased $51,123 (9%) to $597,115 in First Quarter 2001 from $545,992 in First Quarter 2000. The primary reason for the increase was an increase in property taxes and professional fees. Property taxes increased significantly due to a revaluation of the Imeson Center by the Duval County property appraiser in September 1999.

    Depreciation and amortization decreased by $4,997 in First Quarter 2001 to $147,869, as compared to First Quarter 2000. The net operating profit of the commercial real estate division increased from $499,975 in First Quarter 2000 to $546,654 in First Quarter 2001.

Consolidated Operating Results

    Revenue increased by 13% to $1,701,379 for First Quarter 2001 from $1,502,935 for First Quarter 2000. The increase was the result of increased revenue in both the commercial real estate and sports licensing operations. The increase in costs of goods sold was the result of increased revenue in the sports licensing operation offset by a decrease in cost of goods sold as a percentage of revenue.

    Operating costs increased by 15% to $1,201,609 in First Quarter 2001 from $1,044,469 in First Quarter 2000. The increase was the result of an increase in property taxes in the commercial real estate operation and additional sales and marketing expenditures in the sports licensing operation. The net operating profit declined $31,597 in First Quarter 2001 to $110,552 as compared to $142,149 in First Quarter 2000.

    Beginning in the fourth quarter of fiscal 2000, the Company invested in publicly traded equity securities. The Company incurred a loss of $188,457 in First Quarter 2001 from these investments. An income tax provision of $15,000 was recorded in First Quarter 2001 despite having a consolidated loss before income taxes. This occurred because Roxbury files separate income tax returns and $135,000 in tax benefits from its losses were not recognized in First Quarter 2001. The benefit from these losses will be recognized when Roxbury generates pretax income.

Liquidity and Capital Resources

    The cash used by operating activities was $883,352 in First Quarter 2001 compared to $365,829 in First Quarter 2000. The Company's operations used $90,942 in working capital in First Quarter 2001 compared to $110,126 of working capital provided in First Quarter 2000. The increases in net operating assets for both First Quarter 2001 and First Quarter 2000 were primarily from an increase in accounts receivable and inventory in the sports licensing division, an increase in prepaid property taxes in the real estate division and a reduction in corporate accrued expenses. In addition, the accounts payable of the sports licensing division were reduced by over 20% in First Quarter 2001.

    Property and equipment additions in First Quarter 2001 were primarily for equipment used at the Imeson Center. Property and equipment additions in First Quarter 2000 were for equipment used at Roxbury.

    Cash of $82,091 was used by financing activities in First Quarter 2001, as compared to cash used by financing activities of $182,043 in First Quarter 2000. The decrease in cash used by financing activities was related to a reduction in the number of shares of its common stock the Company purchased in First Quarter 2001 as compared to First Quarter 2000.

    The Company did not have any material commitments for capital expenditures as of June 30, 2000 other than for ordinary expenses incurred during the usual course of business. The Company is currently negotiating with Laney & Duke for the renewal of their lease of the warehouse space at Imeson Center that expires on December 31, 2000. This lessee accounted for the majority of the commercial rental revenue and non-renewal would have a significant impact on the Company's operating results and liquidity. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space and to replace America Online when their lease expires in June 2002. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to further develop the Imeson Center. Roxbury is incurring additional marketing expenses to expand its revenue base and distribution channels. These expanded marketing activities may not generate the revenue projected and result in future losses. Although the Company has not identified any specific opportunities at this time, the Company is expending resources to identify potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. In addition, the Company has been and expects to continue repurchasing shares of its stock. Roxbury is in violation of the loan covenants of its loans from European American Bank and has not finalized terms for renewal of its line of credit. While the Company has a significant current liquidity position, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


PART II - OTHER INFORMATION

Item 1.  - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.


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




                                   EXCAL ENTERPRISES, INC.
                                   Registrant



  Dated: August 9, 2000             /s/ W. CAREY WEBB
                                   W. Carey Webb
                                   President and Chief Executive Officer



  Dated: August 9, 2000             /s/ TIMOTHY R. BARNES
                                   Timothy R. Barnes
                                   Vice President and Chief Financial Officer