Form 10QSB
period 2000-09-30
EXCAL ENTERPRISES INC
filed 2000-11-14
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000


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


            ----------------------------------------------------
            (Former Name, former address and former fiscal year,
                        if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes       [  ] No

As of October 31, 2000, there were 3,871,377 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                           EXCAL ENTERPRISES, INC.
                         CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2000

                                 ASSETS                       (unaudited)
Current Assets
  Cash and cash equivalents                                 $   5,716,968
  Marketable securities                                            73,438
  Accounts receivable, less allowance of $149,854               1,114,961
  Notes receivable                                                306,736
  Income tax receivable                                           181,000
  Inventory                                                       809,295
  Prepaid expenses and deposits                                   808,087
  Deferred tax asset                                              332,000
                                                               ----------
      Total current assets                                      9,342,485
                                                               ----------
Property, plant and equipment
  Land                                                          1,600,000
  Buildings and improvements                                    7,309,085
  Furniture, fixtures, vehicles and equipment                   2,174,105
                                                               ----------
                                                               11,083,190
  Less accumulated depreciation and amortization                2,382,185
                                                               ----------
      Net property, plant and equipment                         8,701,005
                                                               ----------
Note receivable - related parties                                 282,572
Restricted cash reserves                                          635,449
Commission costs, less accumulated amortization of $374,957       281,508
Loan costs, less accumulated amortization of $499,790             333,194
                                                               ----------
         Total Assets                                       $  19,576,213
                                                               ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                          $     693,344
  Accrued liabilities                                             555,010
  Reserve for litigation                                          434,246
  Revolving line of credit                                        373,087
  Current portion of long-term debt                               274,436
                                                               ----------
      Total current liabilities                                 2,330,123
Long-term debt                                                 13,183,882
Deferred tax liability                                          1,333,000
                                                               ----------
      Total liabilities                                        16,847,005
                                                               ----------

Minority interest equity                                            1,041
Stockholders' equity
  Preferred stock, $.01 par value, 7,500,000 shares
   authorized, 5,000,000 shares issued, no shares outstanding          --
  Common stock, $.001 par value, 20,000,000 shares
   authorized, 4,738,866 shares issued,
   3,871,377 shares outstanding                                     4,738
  Additional paid-in capital                                    3,985,842
  Retained earnings                                             2,606,727
  Less 867,489 shares of common stock
   held in treasury at cost                                   ( 2,751,510)
                                                               ----------
                                                                3,845,797
  Less notes receivable from stockholders                     ( 1,117,630)
                                                               ----------
      Total stockholders' equity                                2,728,167
                                                               ----------
         Total Liabilities and Stockholders' Equity          $ 19,576,213
                                                               ==========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.




                             EXCAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                               Three months ended              Six months ended
                                                  September 30                   September 30
                                            ------------------------      -------------------------
                                               2000           1999             2000          1999
                                             ---------     ---------        ---------      ---------
Rental revenue                             $ 1,263,324  $  1,364,486      $ 2,554,962    $ 2,563,319
Sports licensing sales                         923,531       794,315        1,333,272      1,098,417
                                             ---------     ---------        ---------      ---------
     Total net revenue                       2,186,855     2,158,801        3,888,234      3,661,736

Cost of sports licensing sales                 688,151       535,033        1,077,369        860,876
                                             ---------     ---------        ---------      ---------

Gross margin                                 1,498,704     1,623,768        2,810,865      2,800,860
                                             ---------     ---------        ---------      ---------

Rental operating costs                         531,757       702,092        1,128,872      1,248,084
Sports licensing operating costs               559,776       425,362        1,010,157        754,173
Depreciation and amortization                  155,712       166,646          309,825        326,786
                                             ---------     ---------        ---------      ---------
     Total operating costs                   1,247,245     1,294,100        2,448,854      2,329,043
                                             ---------     ---------        ---------      ---------

     Net operating profit                      251,459       329,668          362,011        471,817
                                             ---------     ---------        ---------      ---------

Other expense (income)
  Interest expense                             314,725       319,705          634,245        642,507
  Professional fees related to litigation       23,165        70,672           82,537        119,171
  Net realized and unrealized loss
      on marketable securities                 133,416            --          321,873             --
  Gain on disposals of assets                       --            --       (    1,741)            --
  Interest income                           (  133,751)   (  141,250)      (  275,214)    (  282,923)
  Miscellaneous income                      (   13,586)   (   11,658)      (   25,160)    (   32,543)
                                             ---------     ---------        ---------      ---------
     Net other expense                         323,969       237,469          736,540        446,212
                                             ---------     ---------        ---------      ---------

Income (loss) before income taxes           (   72,510)       92,199       (  374,529)        25,605

Income tax provision                            38,000       181,000           53,000        155,000
                                             ---------     ---------        ---------      ---------

Net loss                                   $(  110,510) $(    88,801)     $(  427,529)   $(  129,395)
                                             =========     =========        =========      =========

Loss per share
  Basic                                    $(      .03) $(       .02)     $(      .11)   $(      .03)
                                             =========     =========        =========      =========
  Diluted                                  $(      .03) $(       .02)     $(      .11)   $(      .03)
                                             =========     =========        =========      =========
Weighted average shares outstanding
  Common                                     3,871,377     4,301,639        3,874,054      4,281,994
  Common and equivalent                      3,871,377     4,301,639        3,874,054      4,281,994


                   The accompanying notes are an integral part
                    of the consolidated financial statements.




                           EXCAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                     Six months ended
                                                       September 30
                                                 -------------------------
                                                     2000          1999
                                                   ---------     ---------
Cash provided by operating activities
Net loss                                         $(  427,529)    $(129,395)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization                        368,171       392,644
Other adjustments                                     86,343       102,379
Decrease (increase) in net operating assets       (1,212,296)     (294,997)
                                                   ---------     ---------
Net cash provided (used)
  by operating activities                         (1,185,311)       70,631
                                                   ---------     ---------

Cash flows from investing activities
Proceeds from sale of assets                           5,000            --
Property and equipment additions                  (  423,600)   (   25,568)
                                                   ---------     ---------
Net cash used by investing activities             (  418,600)   (   25,568)
                                                   ---------     ---------

Cash flows from financing activities
Loan to related party                                     --    (  261,394)
Principal repayments of long-term debt            (  118,326)   (   85,829)
Purchase of treasury stock                        (   45,422)   (1,661,242)
                                                   ---------     ---------
Net cash used by financing activities             (  163,748)   (2,008,465)
                                                   ---------     ---------

Decrease in cash                                  (1,767,659)   (1,963,402)

Cash and cash equivalents at
  beginning of period                              7,484,627     9,655,973
                                                   ---------     ---------
Cash and cash equivalents at end of period       $ 5,716,968   $ 7,692,571
                                                   =========     =========


                 The accompanying notes are an integral part
                  of the consolidated financial statements.




                           EXCAL ENTERPRISES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended September 30, 2000 and 1999, (b) the financial position at September 30, 2000, and (c) cash flows for the six-month periods ended September 30, 2000 and 1999, have been made. Certain reclassifications have been made to the financial statements for the three-month and six-month periods ended September 30, 1999 to conform to the September 30, 2000 presentation. None of the reclassifications affected the financial position or results of operations.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2000. The revenue of the sports licensing division has been very seasonal with the majority of its revenue in the months of July through November. The results of operations for the three-month and six-month periods ended September 30, 2000 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - INVENTORY

    The gross profit method was used to estimate inventories at September 30, 2000.


NOTE 3 - NOTES PAYABLE

    The Company's $375,000 line of credit with European American Bank expired in July 2000. The line of credit was subsequently extended through December 29, 2000. Roxbury was in violation of the financial loan covenants regarding the level of equity and debt-to-equity ratio at September 30, 2000. The Bank has waived the loan covenant violations as of September 30, 2000. The Company is currently negotiating with EAB to develop a long-term extension of the line of credit.


NOTE 4 - STOCKHOLDERS' EQUITY

    During the six months ended September 30, 2000, the Company purchased 20,300 shares of its common stock at an aggregate cost of $45,422.


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

                            Three months ended       Six months ended
                               September 30            September 30
                           --------------------    --------------------
                             2000         1999        2000        1999
                            -------     -------     -------     -------
Segment income (loss)
before income taxes
  Real estate operations  $ 394,262   $ 275,095   $ 746,540   $ 542,715
  Sports licensing
   Operations              (384,992)   (196,285)   (860,589)   (577,107)
  Other                    ( 81,780)     13,389    (260,480)     59,997
                            -------     -------     -------     -------
Total income (loss)
 before income taxes      $( 72,510)  $  92,199   $(374,529)  $  25,605
                            =======     =======     =======     =======


                                    As of September 30
                                --------------------------
                                    2000           1999
                                 ----------     ----------
Identifiable assets
  Real estate operations       $ 14,691,071   $ 13,746,456
  Sports licensing operations     2,514,769      2,307,175
  Other                           2,370,373      4,965,110
                                 ----------     ----------
     Total identifiable assets $ 19,576,213   $ 21,018,741
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

    The following discussion compares the results of operations for the three-month period ended September 30, 2000 (Second Quarter 2001) with the three-month period ended September 30, 1999 (Second Quarter 2000) and for the six-month period ended September 30, 2000 (2001 YTD) with the six-month period ended September 30, 1999 (2000 YTD).

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

Sports Licensing Products

    Roxbury's revenue has been very seasonal with the majority of its sales in the months of July through November. Revenue increased by 16% in Second Quarter 2001 and 21% for 2001 YTD as compared to the same periods of the prior year. The majority of the revenue increase was in the 4.0T product line which increased by 65% in Second Quarter 2001 and 51% for 2001 YTD. Private label revenue increased by 15% in Second Quarter 2001 and 32% for 2001 YTD. These two product lines accounted for 89% of total revenue in 2001 YTD as compared to 77% in 2000 YTD. The sales orders booked in Second Quarter 2001 were 16% over Second Quarter 2000 and 43% higher in 2001 YTD as compared to 2000 YTD. These increases were the result of an 84% and 94% increase in 4.0T sales orders for Second Quarter 2001 and 2001 YTD, respectively. Increased sales in the 4.0T product line has been the major focus of the Company's marketing efforts this season, especially with the addition of the NFL license for headwear. Sales orders for private label were up 27% for 2001 YTD as compared to 2000 YTD. As of September 30, 2000 the Company had over $888,000 in open orders. After evaluating operating costs and gross margins, the Company decided to sell its screen printing operation. The operation closed in June 2000 and the equipment was sold. Screen printing operations only accounted for $160,000 in revenue in the last fiscal year and $44,000 in revenue for 2001 YTD.

    The cost of goods sold increased in Second Quarter 2001 and 2001 YTD as a result of the increased revenue. The cost of goods sold, as a percentage of revenue, is higher for Second Quarter 2001 (75%) and 2001 YTD (81%) than for Second Quarter 2000 (67%) and 2000 YTD (78%). The increase is due to costs associated with changes in the manufacturing processes that were implemented in Second Quarter 2001 that resulted in increased labor costs. It is anticipated that these changes will reduce future manufacturing labor costs, as a percentage revenue, and increase production capacity. The cost of goods sold, as a percentage of revenue, is higher than is to be expected on an annual basis because the manufacturing overhead is allocated over fewer goods during the slower months of the Company's seasonal business. As revenue is expected to increase in the next quarter, the overhead, as a percentage of revenue, is expected to decrease. Also, as licensed product revenue (4.0T) becomes a larger percentage of total revenue, the gross margin is expected to increase. The operating costs of Roxbury increased by 32% in the Second Quarter 2001 as compared to Second Quarter 2000 and by 34% for 2001 YTD as compared to 2000 YTD. This increase is due to increased expenditures on market research and various marketing programs and the addition of personnel in sales, sales support, operations, customer service and design.

    Depreciation and amortization included in operating costs and cost of goods sold decreased slightly in Second Quarter 2001 and 2001 YTD as compared to Second Quarter 2000 and 2000 YTD. The net operating loss of the sports licensing division increased from $174,570 in Second Quarter 2000 to $331,731 in Second Quarter 2001 and from $532,396 in 2000 YTD to $767,802 in 2001 YTD. The increased loss was the result of the increased operating costs.

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

    The Company received notification from Laney & Duke that they would not be renewing their leases for 1,392,000 square feet of warehouse space. The lease of warehouse space to Laney & Duke expires on December 31, 2000. However, Laney & Duke has requested a short-term extension of the lease. In addition, the Company is marketing the space currently leased by Laney & Duke.

    Net revenue decreased by 7% to $1,263,324 in Second Quarter 2001 from $1,364,486 in Second Quarter 2000 and decreased to $2,554,962 in 2001 YTD from $2,563,319 in 2000 YTD. The base minimum rental fee increased by $39,048 (4%) in Second Quarter 2001 and by $77,482 (4%) in 2001 YTD as a
result of increases in the base minimum rent per square foot. The contingent rental fee decreased by $140,210 (38%) in Second Quarter 2001 and by $85,839 (15%) in 2001 YTD as a result of decreases in reimbursable operating costs.

    Operating costs decreased by $170,335 (24%) to $531,757 in Second Quarter 2001 from $702,092 in Second Quarter 2000. Operating costs decreased by $119,212 (10%) in 2001 YTD as compared to 2000 YTD. These decreases were primarily the result of decreases in repair and maintenance expense and property tax expense and reductions in the allocation of corporate costs.

    Depreciation and amortization decreased by 6% in Second Quarter 2001 to $148,377, as compared to Second Quarter 2000 and decreased by $14,776 in 2001 YTD to $296,246 as compared to the same period of the prior year. The net operating profit of the commercial real estate division increased from $504,238 in Second Quarter 2000 to $583,190 in Second Quarter 2001. The net operating profit for 2001 YTD was $1,129,844, compared to $1,004,213 for 2000 YTD.

Consolidated Operating Results

    Revenue increased slightly to $2,186,555 for Second Quarter 2001 and increased 6% to $3,888,234 in 2001 YTD as compared to the same periods of the last fiscal year. The increase was primarily due to increased revenues in the sports licensing division. The cost of goods sold increased as a result of the sports licensing division revenue increases.

    Operating costs decreased by 4% to $1,247,245 in Second Quarter 2001 from $1,294,100 in Second Quarter 2000. The decrease was related to the decrease in reimbursable expenses of the commercial real estate division offset by additional sales and marketing expenditures in the sports licensing division. Operating costs increased to $2,448,854 in 2001 YTD as compared to $2,329,043 in 2000 YTD. The decrease in commercial real estate operating costs was not enough to offset the increase in sports licensing operating costs on a year-to-date basis. The net operating profit declined $78,209 in Second Quarter 2001 to $251,459, as compared to $329,668 in Second Quarter 2000. The net operating profit for 2001 YTD declined $109,806 to $362,011 as compared to $471,817 for 2000 YTD.

    Beginning in the fourth quarter of fiscal 2000, the Company invested excess reserves in publicly traded equity securities. The Company incurred a loss of $133,416 in Second Quarter 2001 and $321,873 in 2001 YTD from these investments. An income tax provision was recorded in Second Quarter 2001 and 2001 YTD despite having a consolidated loss before income taxes. Also, the income tax provision for Second Quarter 2000 and 2000 YTD were in excess of income before taxes. These anomalies occurred because Roxbury files separate income tax returns and the tax benefits from its losses were not recognized. The benefit from these losses will be recognized when Roxbury generates pretax income.

Liquidity and Capital Resources

    The cash used by operating activities was $1,185,311 in 2001 YTD compared to cash provided of $70,631 in 2000 YTD. The Company's operations provided $26,985 in working capital in 2001 YTD compared to $365,268 of working capital provided in 2000 YTD. The increase in net operating assets for 2001 YTD was primarily from an increase in the accounts receivable and inventory in the sports licensing division and an increase in accounts receivable and prepaid property taxes in the real estate division. The increase in net operating assets for 2000 YTD was the result of an increase in sports licensing accounts receivable and commercial real estate prepaid expenses, offset by an increase in accounts payable and accrued expenses.

    Property and equipment additions consisted primarily of real estate investment in the commercial real estate division in 2001 YTD and equipment used in the sports licensing division in 2000 YTD.

    Cash of $163,748 was used by financing activities in 2001 YTD, as compared to cash used by financing activities of $2,008,465 in 2000 YTD. The decrease in cash used by financing activities was related to a reduction in the number of shares of its common stock the Company purchased in 2001 YTD as compared to 2000 YTD. The company loaned a director $800,000 primarily to pay the exercise price and withholding taxes due upon the exercise of stock options. The amount shown as a loan to related party represents the amount of the loan in excess of the exercise price.

    The Company did not have any material commitments for capital expenditures as of September 30, 2000 other than for ordinary expenses incurred during the usual course of business. Laney & Duke informed the Company that it would not renew its lease of the warehouse space at Imeson Center that expires on December 31, 2000. This lessee accounted for the majority of the commercial rental revenue and non-renewal will have a significant impact on the Company's operating results and liquidity. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space, the warehouse space currently occupied by Laney & Duke and the office space occupied by America Online. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop outparcels at the Imeson Center. Roxbury is incurring additional marketing expenses to expand its revenue base and distribution channels. These expanded marketing activities may not generate the revenue projected and result in future losses. Although, the Company has not identified any specific opportunities at this time, the Company is expending resources to identify potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. In addition, the Company has been and expects to continue repurchasing shares of its stock. While the Company has a significant current liquidity position, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.



PART II - OTHER INFORMATION

Item 1.  - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

Eisenberg Group

    The motions for dismissal and change of venue filed by the members of the Eisenberg Group were denied.

ASX Investment Corporation

    On August 22, 2000, the United States District Court granted the Company's motion to dismiss Count I to the extent that ASX Investment Corporation is barred from asserting claims against the Company based on alleged violations of section 10(b) and Rule 10b-5 that ASX Investment Corporation discovered in April 1994. The Court denied the Company's motion to dismiss Counts II, III, and IV. The Company answered the amended complaint on September 6, 2000 denying the claims of ASX Investment Corporation.

Harvey Moore

    The appellate court has upheld the majority of the District Court's ruling on reimbursement of legal fees. However, there were a few issues that the appellate court remanded back to the district court.

Item 2.  Exhibits and Reports on Form 8-K.

(a) Exhibits

      27    Financial Data Schedule

(b) Reports on Form 8-K.

    On August 29, 2000, the Company filed an 8-K announcing that Laney & Duke had notified the Company of its intent not to renew its lease of 1,392,000 square feet of warehouse space at Imeson Center.

(c) Sales of Unregistered Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held its annual shareholder meeting on August 5, 2000 to elect one Class II director and ratify the election of Pender Newkirk & Company as independent auditors for the fiscal year ended March 31, 2001. The terms of office as director for John L. Caskey and R. Park Newton continued after the meeting. The voting results were as follows:

Issue                                          For      Withheld
------------------------------------------  ---------   --------
Election of W. Aris Newton as
   Class II Director:                       2,916,661    776,768

                                            ---------   --------   --------
                                               For       Against    Abstain
                                            ---------   --------   --------
Ratify selection of Pender Newkirk &
   Company as auditors for fiscal 2001      2,957,827    619,750    115,852

    W. Aris Newton was elected as the Class II director. The selection of Pender Newkirk & Company as auditors for fiscal 2001 was ratified.



                                 SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   EXCAL ENTERPRISES, INC.
                                   Registrant



  Dated: November 10, 2000         /s/ W. CAREY WEBB
                                   W. Carey Webb
                                   President and Chief Executive Officer



  Dated: November 10, 2000         /s/ TIMOTHY R. BARNES
                                   Timothy R. Barnes
                                   Vice President and Chief Financial Officer