Form 10QSB
period 2000-12-31
EXCAL ENTERPRISES INC
filed 2001-02-15
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ____________ to ______________


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

As of January 31, 2001, there were 3,290,877 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes  [X] No




PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            EXCAL ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000

                                ASSETS                   (unaudited)
Current Assets
Cash and cash equivalents                                    $  3,727,410
Marketable securities                                              48,880
Accounts receivable, less allowance of $151,595                 1,359,403
Notes receivable                                                  310,736
Income tax receivable                                             181,000
Inventory                                                         800,893
Prepaid expenses and deposits                                     376,878
Deferred tax asset                                                107,000
                                                               ----------
      Total current assets                                      6,912,200

Property, plant and equipment
Land                                                            1,600,000
Buildings and improvements                                      7,309,085
Furniture, fixtures, vehicles and equipment                     2,263,498
                                                               ----------
                                                               11,172,583
Less accumulated depreciation and amortization                  2,464,547
                                                               ----------
      Net property, plant and equipment                         8,708,036
                                                               ----------
Note receivable - related parties                                 961,115
Restricted cash reserves                                          648,941
Commission costs, less accumulated amortization of $413,081       243,384
Loan costs, less accumulated amortization of $541,440             291,544
                                                               ----------
         Total Assets                                        $ 17,765,220
                                                               ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                             $    791,148
Accrued liabilities                                               210,915
Reserve for litigation                                            334,246
Revolving line of credit                                          373,087
Current portion of long-term debt                                 473,589
                                                               ----------
      Total current liabilities                                 2,182,985
Long-term debt                                                 12,910,847
Deferred tax liability                                          1,313,000
                                                               ----------
      Total liabilities                                        16,406,832
                                                               ----------

Minority interest equity                                            1,041
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares
 authorized, 5,000,000 shares issued, no shares outstanding            --
Common stock, $.001 par value, 20,000,000 shares authorized,
  4,738,866 shares issued, 3,290,877 shares outstanding             4,738
Additional paid-in capital                                      3,985,842
Retained earnings                                               2,251,782
Less 1,447,989 shares of common stock
 held in treasury at cost                                     ( 3,767,385)
                                                               ----------
                                                                2,474,977
Less notes receivable from stockholders                       ( 1,117,630)
                                                               ----------
      Total stockholders' equity                                1,357,347
                                                               ----------
         Total Liabilities and Stockholders' Equity          $ 17,765,220
                                                               ==========

   The accompanying notes are an integral part of the consolidated financial statements.



                             EXCAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                              Three months ended             Nine months ended
                                                  December 31                   December 31
                                            -------------------------      -------------------------
                                                 2000          1999            2000           1999
                                              ---------     ---------       ---------      ---------

Rental revenue                             $  1,282,569  $  1,228,313    $  3,837,531   $  3,791,632
Sports licensing sales                        1,476,501     1,091,482       2,809,773      2,189,899
                                              ---------     ---------       ---------      ---------
     Total net revenue                        2,759,070     2,319,795       6,647,304      5,981,531

Cost of sports licensing sales                1,225,433       740,990       2,302,802      1,601,686
                                              ---------     ---------       ---------      ---------

Gross margin                                  1,533,637     1,578,805       4,344,502      4,379,845
                                              ---------     ---------       ---------      ---------

Rental operating costs                          585,512       454,330       1,714,384      1,702,414
Sports licensing operating costs                707,358       429,718       1,717,515      1,183,891
Depreciation and amortization                   158,662       159,260         468,487        486,046
                                              ---------     ---------       ---------      ---------
     Total operating costs                    1,451,532     1,043,308       3,900,386      3,372,351
                                              ---------     ---------       ---------      ---------

     Net operating profit                        82,105       535,497         444,116      1,007,494
                                              ---------     ---------       ---------      ---------

Other expense (income)
  Interest expense                              312,881       317,329         947,126        960,016
  Professional fees related to litigation       142,125        95,787         224,662        212,958
  Litigation settlement                     (   100,000)           --     (   100,000)         2,000
  Net realized and unrealized loss
      on marketable securities                   24,557            --         346,430             --
  Gain on disposals of assets               (     6,819)           --     (     8,560)            --
  Interest income                           (   117,037)  (   140,890)    (   392,251)   (   423,813)
  Miscellaneous income                      (    23,657)  (    31,761)    (    48,817)   (    64,304)
                                              ---------     ---------       ---------      ---------
     Net other expense                          232,050       240,465         968,590        686,857
                                              ---------     ---------       ---------      ---------

Income (loss) before income taxes           (   149,945)      295,032     (   524,474)       320,637

Income tax provision                            205,000       312,000         258,000        467,000
                                              ---------     ---------       ---------      ---------

Net loss                                   $(   354,945) $(    16,968)   $(   782,474)  $(   146,363)
                                              =========     =========       =========      =========
Loss per share
  Basic                                    $(       .09) $         --    $(       .20)  $(       .04)
                                              =========     =========       =========      =========
  Diluted                                  $(       .09) $         --    $(       .20)  $(       .04)
                                              =========     =========       =========      =========
Weighted average shares outstanding
  Common                                      3,852,448     3,951,725       3,866,852      4,171,904
  Common and equivalent                       3,852,448     3,951,725       3,866,852      4,171,904

    The accompanying notes are an integral part of the consolidated financial statements.




                            EXCAL ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                Nine months ended December 31
                                                -----------------------------
                                                       2000           1999
                                                    ---------      ---------
Cash provided by operating activities
Net loss                                         $(   782,474)  $(   146,363)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization                         556,800        572,184
Other adjustments                                     286,264        409,739
Decrease (increase) in net operating assets       ( 1,386,636)   (   499,176)
                                                    ---------      ---------
Net cash provided (used) by
 operating activities                             ( 1,326,046)       336,384
                                                    ---------      ---------

Cash flows from investing activities
Proceeds from sale of assets                           35,000             --
Property and equipment additions                  (   562,666)   (    40,033)
                                                    ---------      ---------
Net cash used by investing activities             (   527,666)   (    40,033)
                                                    ---------      ---------

Cash flows from financing activities
Loan to related party                             (   650,000)   (   261,394)
Principal repayments of long-term debt            (   192,208)   (   122,311)
Purchase of treasury stock                        ( 1,061,297)   ( 1,713,368)
                                                    ---------      ---------
Net cash used by financing activities             ( 1,903,505)   ( 2,097,093)
                                                    ---------      ---------

Decrease in cash                                  ( 3,757,217)   ( 1,800,722)
                                                    ---------      ---------
Cash and cash equivalents at beginning of period    7,484,627      9,655,973
                                                    ---------      ---------

Cash and cash equivalents at end of period       $  3,727,410   $  7,855,251
                                                    =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.




                            EXCAL ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended December 31, 2000 and 1999, (b) the financial position at December 31, 2000, and (c) cash flows for the nine-month periods ended December 31, 2000 and 1999, have been made. Certain reclassifications have been made to the financial statements for the three-month and nine-month periods ended December 31, 1999 to conform to the December 31, 2000 presentation. None of the reclassifications affected the financial position or results of operations.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2000. The revenue of the sports licensing division has been very seasonal with the majority of its revenue in the months of July through November. The results of operations for the three-month and nine-month periods ended December 31, 2000 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - NOTES PAYABLE

    The Company's $375,000 line of credit with European American Bank expired on December 29, 2000. The extension was not renewed. In addition, Roxbury was in violation of the financial loan covenants regarding the level of equity
and debt-to-equity ratio at December 31, 2000.    The Company has been
negotiating with European American Bank to develop a long-term extension of the line of credit. However, since no renewal has been signed and no waiver of the financial covenant violations has been received, the entire amount of the term loan is included in the current portion of long-term debt.


NOTE 3 - STOCKHOLDERS' EQUITY

    During the nine months ended December 31, 2000, the Company purchased 600,800 shares of its common stock at an aggregate cost of $ 1,061,297.


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

                           Three months ended          Nine months ended
                              December 31                 December 31
                          ----------------------   ------------------------
                             2000         1999           2000        1999
                             -------     -------      ---------     -------
Segment income (loss)
 before income taxes
  Real estate operations  $  345,853  $  425,031   $  1,092,393  $  967,746
  Sports licensing
   operations              ( 529,216)  ( 107,018)   ( 1,389,805)  ( 684,125)
  Other                       33,418   (  22,981)   (   227,062)     37,016
                             -------     -------      ---------     -------
Total income (loss)
 before income taxes      $( 149,945) $  295,032   $(   524,474) $  320,637
                             =======     =======      =========     =======


                                   As of December 31
                                --------------------------
                                    2000           1999
                                 ----------     ----------
Identifiable assets
  Real estate operations       $ 12,674,041   $ 13,837,568
  Sports licensing operations     2,850,064      2,232,836
  Other                           2,241,115      4,740,551
                                 ----------     ----------
     Total identifiable assets $ 17,765,220   $ 20,810,955
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

    The following discussion compares the results of operations for the three-month period ended December 31, 2000 (Third Quarter 2001) with the three-month period ended December 31, 1999 (Third Quarter 2000) and for the nine-month period ended December 31, 2000 (2001 YTD) with the nine-month period ended December 31, 1999 (2000 YTD).

Results of Continuing Operations

    The Company's operations fall into two distinct businesses: the manufacture and distribution of sports licensing products and the rental of commercial real estate. Roxbury Industries Corp. ("Roxbury") produces and distributes knit products licensed by most professional and major college teams. The Company owns, leases, and manages a two-story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida.

Sports Licensing Products

    Roxbury's revenue has been very seasonal with the majority of its sales in the months of July through November. Revenue increased by 35% in Third Quarter 2001 and 28% for 2001 YTD as compared to the same periods of the prior year. The majority of the revenue increase was in the 4.0T product line which increased by 75% in Third Quarter 2001 and 65% for 2001 YTD. Private label revenue increased by 1% in Third Quarter 2001 and 19% for 2001 YTD. These two product lines accounted for 88% of total revenue in 2001 YTD as compared to 79% in 2000 YTD. The sales orders booked in Third Quarter 2001 were 52% over Third Quarter 2000 and 46% higher in 2001 YTD as compared to 2000 YTD. These increases were the result of a 60% and 82% increase in 4.0T sales orders for Third Quarter 2001 and 2001 YTD, respectively. Increased sales in the 4.0T product line has been the major focus of the Company's marketing efforts this season, especially with the addition of the NFL license for headwear. Sales orders for private label were up 42% for 2001 YTD as compared to 2000 YTD. After evaluating operating costs and gross margins, the Company decided to sell its screen printing operation. The operation closed in June 2000 and the equipment was sold. Screen printing operations only accounted for $160,000 in revenue in the last fiscal year and $44,000 in revenue for 2001 YTD.

    The cost of goods sold increased in Third Quarter 2001 and 2001 YTD as a result of the increased revenue. The cost of goods sold, as a percentage of revenue, is higher for Third Quarter 2001 (83%) and 2001 YTD (81%) than for Third Quarter 2000 (68%) and 2000 YTD (73%). The increase is due to costs associated with changes in the manufacturing processes that were implemented in Second Quarter 2001 and Third Quarter 2001 that resulted in increased labor costs. It is anticipated that these changes will reduce future manufacturing labor costs, as a percentage revenue, and increase production capacity. As licensed product revenue (4.0T) becomes a larger percentage of total revenue, the gross margin is expected to increase. The operating costs of Roxbury increased by 65% in the Third Quarter 2001 as compared to Third Quarter 2000 and by 45% for 2001 YTD as compared to 2000 YTD. This increase is due to increased expenditures on market research and various marketing programs and the addition of personnel in sales, sales support, operations, customer service and design. In addition, overhead costs are allocated based on revenues of the divisions. Therefore, as revenue has increased, so has the allocation of overhead.

    Depreciation and amortization included in operating costs and cost of goods sold decreased slightly in Third Quarter 2001 and 2001 YTD as compared to Third Quarter 2000 and 2000 YTD. The net operating loss of the sports licensing division increased from $86,087 in Third Quarter 2000 to $465,759 in Third Quarter 2001 and from $618,483 in 2000 YTD to $1,233,592 in 2001 YTD. The increased loss was the result of the increased operating costs.

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

    In Second Quarter 2001, the Company received notification from Laney & Duke that they would not be renewing their leases for 1,392,000 square feet of warehouse space. The lease of warehouse space to Laney & Duke expired on December 31, 2000. However, Laney & Duke has signed a one-year extension of the lease covering 1,003,660 square feet of warehouse space. The Company is marketing the space currently available.

    Net revenue increased by 5% to $1,282,569 in Third Quarter 2001 from $1,228,313 in Third Quarter 2000 and increased to $3,837,531 in 2001 YTD from $3,791,632 in 2000 YTD. The base minimum rental fee increased by $34,230 (3%) in Third Quarter 2001 and by $111,712 (4%) in 2001 YTD as a result of increases in the base minimum rent per square foot. The contingent rental fee increased slightly by $20,026 (9%) in Third Quarter 2001 and decreased by $65,813 (8%) in 2001 YTD as a result of decreases in reimbursable operating costs.

    Operating costs increased by $131,182 (29%) to $585,512 in Third Quarter 2001 from $454,330 in Third Quarter 2000. Operating costs increased by $11,970 in 2001 YTD as compared to 2000 YTD. These increases were primarily the result of increases in professional fees and marketing costs related to the available warehouse space.

    Depreciation and amortization decreased slightly in Third Quarter 2001 to $158,662, and decreased by 4% in 2001 YTD to $468,467 as compared to the same periods of the prior year. The net operating profit of the commercial real estate division decreased from $621,764 in Third Quarter 2000 to $547,864 in Third Quarter 2001. The net operating profit for 2001 YTD was $1,677,708, compared to $1,625,977 for 2000 YTD.

Consolidated Operating Results

    Revenue increased $439,275 (19%) to $2,759,070 for Third Quarter 2001 and increased 11% to $6,647,304 in 2001 YTD as compared to the same periods of the last fiscal year. The increase was primarily due to increased revenues in the sports licensing division. The cost of goods sold increased as a result of the sports licensing division revenue increases.

    Operating costs increased by 39% to $1,451,532 in Third Quarter 2001 from $1,043,308 in Third Quarter 2000. The increase was related to the increase in marketing costs of the commercial real estate division and by travel, professional fees, and additional sales and marketing expenditures in the sports licensing division. Operating costs increased to $3,900,386 in 2001 YTD as compared to $3,372,351 in 2000 YTD. The increase was primarily in the sports licensing operating costs on a year-to-date basis. The net operating profit declined $453,392 in Third Quarter 2001 to $82,105, as compared to $535,497 in Third Quarter 2000. The net operating profit for 2001 YTD declined $563,378 to $444,116 as compared to $1,007,494 for 2000 YTD.

Other Expense (Income)

    Beginning in the fourth quarter of fiscal 2000, the Company invested excess reserves in publicly traded equity securities. The Company incurred a loss of $24,557 in Third Quarter 2001 and $346,430 in 2001 YTD from these investments. In the fourth quarter of fiscal 1994, the Company recorded a reserve of $350,000 for the Securities and Exchange Commission litigation. In January 2001, the Company settled with the Securities and Exchange Commission without penalty. The reserve was decreased by $100,000 to $250,000. This remaining balance of the reserve represents the Company's obligation to indemnify its officers who were assessed penalties. An income tax provision was recorded in Third Quarter 2001 and 2001 YTD despite having a consolidated loss before income taxes. Also, the income tax provision for Third Quarter 2000 was in excess of income before taxes. These anomalies occurred for two reasons. First, Roxbury files separate income tax returns and the tax benefits from its losses were not recognized. The benefit from these losses will be recognized when Roxbury generates pretax income. Second, the losses on the investment in equity securities are capital losses and can only be deducted to the extent there are capital gains. Therefore, no tax benefit was recorded from these losses.

Liquidity and Capital Resources

    The cash used by operating activities was $1,326,046 in 2001 YTD compared to cash provided of $336,384 in 2000 YTD. The Company's operations provided $60,590 in working capital in 2001 YTD compared to $835,560 of working capital provided in 2000 YTD. The increase in net operating assets for 2001 YTD was primarily from an increase in the accounts receivable and inventory in the sports licensing division and an increase in accounts receivable and prepaid property taxes in the real estate division. The increase in net operating assets for 2000 YTD was the result of an increase in sports licensing accounts receivable and commercial real estate prepaid expenses, offset by an increase in accounts payable and accrued expenses.

    Property and equipment additions consisted primarily of real estate investment in the commercial real estate division and equipment to be used in the future operations of the sports apparel and accessories product line in 2001 YTD and equipment used in the sports licensing division in 2000 YTD.

    Cash of $1,903,505 was used by financing activities in 2001 YTD, as compared to cash used by financing activities of $2,097,093 in 2000 YTD. The decrease in cash used by financing activities was related to a reduction in the purchase of its common stock by the Company in 2001 YTD as compared to 2000 YTD. The company loaned a director $650,000 primarily to pay income taxes, penalty, and interest. The amount is shown as a loan to related party.

    The Company did not have any material commitments for capital expenditures as of December 31, 2000 other than for ordinary expenses incurred during the usual course of business. Laney & Duke has signed a one-year extension on a majority of the warehouse space it had leased. They are not expected to extend the lease beyond the current December 31, 2001 termination date. This lessee accounted for the majority of the commercial rental revenue and non-renewal will have a significant impact on the Company's operating results and liquidity. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space, the warehouse space currently available, the warehouse space occupied by Laney & Duke and the office space occupied by America Online. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Additionally, the Company is considering opportunities to develop outparcels at the Imeson Center. Roxbury is incurring additional marketing expenses to expand its revenue base and distribution channels. These expanded marketing activities may not generate the revenue projected and result in future losses. Although, the Company has not identified any specific opportunities at this time, the Company is expending resources to identify potential opportunities to expand the Company's business operations into other areas. Any new business operation will likely involve a substantial commitment of Company resources and a significant degree of risk. The Company also has potential liability related to litigation. In addition, the Company has been and expects to continue repurchasing shares of its stock. While the Company has a significant current liquidity position, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.



PART II - OTHER INFORMATION

Item 1.  - Legal Proceedings

    No material events have occurred in the Company's ongoing litigation matters other than those described below. For the history of such litigation, please refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

Securities and Exchange Commission

    The Company settled its dispute with the Securities and Exchange Commission with no fines or penalties. The Company, without admitting or denying any wrongdoing, consented to a final judgment enjoining it from future violations of various sections of the federal securities laws. The Company chairman and former CEO also signed a consent decree neither admitting nor denying any wrongdoing, and agreed to pay $405,000 in penalties, disgorgement of profits, and prejudgment interest.

Eisenberg Group

    The Company voluntarily dismissed the case without prejudice.

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

Item 2.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   None

(b) Reports on Form 8-K.

    On January 26, 2001, the Company filed an 8-K announcing that Laney & Duke had signed a one-year lease extension covering 307,538 square feet of the first floor warehouse space and all 696,122 square feet of the second floor warehouse space at Imeson Center.

(c) Sales of Unregistered Securities.

    None.




                                  SIGNATURES



    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   EXCAL ENTERPRISES, INC.
                                   -------------------------------------
                                   Registrant



  Dated: February 14, 2001         /s/ W. CAREY WEBB
                                   -------------------------------------
                                   W. Carey Webb
                                   President and Chief Executive Officer



  Dated: February 14, 2001         /s/ TIMOTHY R. BARNES
                                   ------------------------------------------
                                   Timothy R. Barnes
                                   Vice President and Chief Financial Officer