Form 10KSB40
period 2001-03-31
EXCAL ENTERPRISES INC
filed 2001-07-02
CIK 832813

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended March 31, 2001

                          Commission File No. 0-17069

                            EXCAL ENTERPRISES, INC.
          ----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

     Delaware                                      59-2855398
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

             100 N. Tampa Street, Suite 3575, Tampa, Florida 33602
          ----------------------------------------------------------
         (Address of principal executive offices, including zip code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [X]

Revenue for the fiscal year ended March 31, 2001 was $8,538,446.

The aggregate market value of the voting stock held by non-affiliates (993,683 shares), based on the average of the closing bid and asked prices of the Registrant's common stock in the over the counter market as reported by the National Quotation Bureau, Inc. on April 30, 2001 of $1.21 was approximately $1,202,356. Shares of voting stock held by each officer, director and person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of April 30, 2001, there were 3,285,877 shares of the Registrant's common stock, par value $.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for its 2001 annual meeting, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof.

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

     Excal Sports Group, Inc., a wholly owned subsidiary of Excal Enterprises, Inc, acquired Roxbury Industries, Corp. ("Roxbury"), which produces and distributes knit products licensed by most professional and major college teams, in December 1998. The Company invested $1.5 million in Roxbury and received 1,000,000 shares of Roxbury's common stock, par value $0.001, representing all of the outstanding shares of common stock of Roxbury. The former common stockholders of Roxbury exchanged their common stock for 1,040,816 shares of Roxbury convertible preferred stock, par value $0.001.
The preferred stock does not contain preferential rights to distributions, does not have voting rights and is convertible into Roxbury common stock beginning on July 15, 2002. The number of shares that the preferred stock will convert into varies based on the performance of Roxbury.

     Excal Enterprises, Inc. formed two new corporations in fiscal 2001 that comprise its sporting goods division. Noram Divide, Inc. ("Noram"), produces hunting and fishing apparel and accessories. Wild Hare Holdings, Inc. ("Wild Hare"), distributes hunting and fishing apparel and accessories produced by Noram and other manufacturers.

Imeson Center Real Estate Operations

     The Company's real estate operations consist of the management of the property owned by its wholly owned subsidiary, Jacksonville Holdings, Inc. Most of the officers and directors of Jacksonville Holdings, Inc. are also officers and/or directors of the Company. The building itself is a two-story facility with eight bays on each floor. Seven of the bays on the first floor and seven bays on the second floor, each containing 99,446 square feet of rentable space, are leased as warehouse space. The other remaining first floor bay is divided into two floors of office space containing a total of approximately 184,000 square feet of rentable space and the second floor bay located above the existing office space consists of approximately 90,000 square feet of rentable office space. As of March 31, 2001, 10 of the 14 warehouse bays and all but 42,000 square feet of the office space were leased (See "Dependence on Major Customers").

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

Sporting Goods Division

     Noram (formed in fiscal 2001) manufactures hunting and fishing apparel and accessories for distribution primarily by Wild Hare. The products are primarily sold through catalogs, the Internet, and various hunting and fishing events. The products are marketed under the Wild Hare InternationalT trademark.

Market for the Company's Products and Services

     The Company's Imeson Center facility is unique in that it is a two-story facility containing 1,392,000 rentable square feet of warehouse space (696,000 square feet on the first floor and 696,000 square feet on the second floor) and approximately 274,000 rentable square feet of office space. The Company currently has a single tenant utilizing the majority of the warehouse space. This tenant's lease expires December 31, 2001. If the Company leases the warehouse space to multiple tenants the usefulness of the second story warehouse space would be limited further and require the Company to incur significant costs related to demising the property and meeting current fire and safety code requirements, including the requirements of the Americans with Disabilities Act. Jacksonville, Florida is a major shipping port and the Imeson Center is located near the port and interstate highways. There is a significant number of warehouse facilities that compete with Imeson Center for tenants. The Company has two primary tenants utilizing 232,000 square feet of the 274,000 square feet of office space. Most of the office space in the Jacksonville area is located in the southern and central areas of Jacksonville. Imeson Center is located in the northern area of Jacksonville. The Company has marketed the office space for use as a telecommunications or service-oriented business. The facility has over 2,200 parking spaces, most of which are allocated to the office area. This results in over six parking spaces per 1,000 square feet of office space, providing the Company with a competitive advantage over many other office facilities.

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

     The Company believes that its ability to mass-produce personalized products gives it a competitive advantage. In addition, the Company believes its ability to knit logos, designs, etc. directly into the product rather than use an applique or embroidery provides a better quality product. The Company's proprietary software for its computerized knitting machines allows the Company to produce small lots . The Company believes these production advantages combined with the licensing agreements put the Company in a unique position.

     The Company's sporting goods division is marketed through catalogs, the Internet, and various trade shows, as well as publications and organizations within the sporting goods industry. The target markets that the Company believes will best identify with the product line are those consumers highly involved in hunting and fishing sports recreation. The product line distributed by Wild Hare consists primarily of hunting and fishing apparel, accessories, supplies, and instruction.

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

     The Company's sporting goods division is currently in the introductory and growth cycle of its development. The sporting goods industry has grown rapidly over the last several years and the Company has many competitors. The Company believes its product line to be of high quality and design. The Company's sporting goods product line competes with a number of sellers including, but not limited to, Cabela's Inc., Big Game Pro Shop, Adirondack Outdoor Company, and Back Country, Inc. These competitors have greater financial, sales, and marketing resources than the Company.

Dependence on Major Customers

     The Company has leases with three tenants for its Imeson Center facility that each accounted for more than 10% of total revenue. All of the leases require the tenants to reimburse the Company for their pro-rata share of operating expenses (including common area maintenance, property taxes, and insurance) and to pay for their own utilities. The first lease, with Laney & Duke Terminal Warehouse Company, Inc. (Laney & Duke), was for 1,392,244 square feet of warehouse space through December 31, 2000. At that time, Laney & Duke signed a one-year extension of the lease covering 1,003,660 square feet of warehouse space. Laney & Duke is not expected to renew its lease beyond the current December 31, 2001 termination date. Laney & Duke accounted for $2,724,841 of revenue (32%) for the fiscal year ended March 31, 2001, resulting in an effective annual lease rate of $2.10 per square foot, including operating expenses. The second lease, with America Online, is for 92,340 square feet of office space beginning June 16, 1995 and terminating on June 15, 2002 with an option to extend for a three-year period. America Online expanded into an additional 1,200 square feet of space during fiscal 1996. This lease accounted for $1,033,753 of revenue (12%) for the fiscal year ended March 31, 2001 at an effective annual lease rate of $11.05, including operating expenses. On November 10, 1999, America Online announced their intention to construct their own building on the southside of Jacksonville, Florida. The Company is marketing the space currently leased by America Online and Laney & Duke. The third lease is with Aetna (formerly Prudential Insurance Company) for 138,998 square feet of office space, beginning June 16, 1997 and terminating June 15, 2003. This lease accounted for $1,372,258 of revenue (16%) for the fiscal year ended March 31, 2001, resulting in an effective annual lease rate of $9.87 per square foot, including operating expenses. These three leases accounted for substantially all of the Company's real estate revenue and 60% of the Company's total revenue in the fiscal year ended March 31, 2001. The loss of any of these lessees would have a significant impact on the Company. The Company had one customer in its sports licensing products segment that accounted for 11% of that division's revenue, but only 4% of total revenue. The Company terminated its relationship with this customer at the end of fiscal 2001.

Suppliers

     The raw materials for the Company's Sports Licensing products consist primarily of yarn and plush animals. The Company uses several suppliers for its yarn. A single supplier primarily manufactures the plush animals to the Company's specifications. The Company believes that alternative suppliers can be contracted at competitive prices, if required.

     The raw material for the Company's sporting goods product line consists primarily of leather and nylon. The Company uses several suppliers for its materials and believes that alternative suppliers can be contracted if required.

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

     The Company markets its sporting goods product line under the Wild Hare InternationalT trademark with the permission of Wild Hare International, Inc. The Company is currently negotiating with the shareholders of Wild Hare International, Inc. for the purchase of the trademark.

Seasonal Fluctuations

     The Company's real estate operation is not seasonal. The Sports Licensing division is very seasonal. During fiscal 2001, 75% of the annual sales were generated in the period July through December and 56% of the annual sales were generated in the four-month period September through December. The sporting goods division is expected to be very seasonal with an estimation of higher sales in the months of August through December.
Employees

     On May 31, 2001, the Company employed 52 employees. Of that number, 38 were employed in the sports licensing division, 5 were employed in the corporate offices, 5 were employed by the real estate subsidiary and 4 were employed in the sporting goods division. The Company's employees are not covered by collective bargaining agreements. The Company believes the relations with its employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 3,500 square feet of office space for its executive offices at 100 North Tampa Street, Suite 3575, Tampa, Florida 33602. The lease on this downtown Tampa office space commenced October 15, 1994 and terminated on November 30, 2000. The Company renewed its lease for an additional six years during fiscal 2001. The Company believes that its present facility is adequate for expected operations.

     The Company's commercial rental property consists of a single two-story structure located on 74 acres at One Imeson Park Boulevard in Jacksonville, Florida. The property contains approximately 1,392,000 square feet of warehouse space and 274,000 square feet of office space. The building is primarily built of concrete and steel with a membrane roof. On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property. The company has no definitive plans or commitments for renovation or expansion of the property. However, the Company is marketing the available 41,000 square feet of office space and the space currently leased by Laney & Duke and America Online and may incur significant renovation costs in order to lease the space. In addition, the Company may build additional facilities on the available outparcels upon request of a lessee. Any of these improvements would require the Company to use a significant amount of cash to fund the cost of building or renovation. See "Market for the Company's Products and Services" and "Competition" under "Item 1. Business" for a discussion of the general competitive conditions to which the property is subject. Information regarding the leases on the property is contained under "Item 1. Business - Dependence on Major Customers." Management believes the property is adequately covered by insurance. The basis of the property for both financial and tax purposes is $1,600,000 for the land and $7,444,222 for the building as of March 31, 2001. In addition, various furniture, fixtures and equipment with a basis of $367,959 as of March 31, 2001 are used in operating the property. For federal tax purposes, the building is depreciated using the straight-line method over 39 years and the other assets are depreciated using the modified accelerated cost recovery system over lives of five to seven years. The property taxes on the land and building for calendar 2000 were $504,204, based on a millage rate of $20.3433 per $1,000 of assessed value.

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


ITEM 3.  LEGAL PROCEEDINGS.

     Other than the settlement of litigation described in Note 10 of the accompanying financial statements, which are incorporated herein by reference, the Company is aware of no other material legal proceedings, pending or threatened, to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company or to which the Company is a party or its property subject.


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

Quarter Ended            High     Low
--------------------    -----   -----
 June 30, 1999          $3.06   $3.00
 September 30, 1999      3.31    3.00
 December 31, 1999       3.19    1.41
 March 31, 2000          2.19    2.19
 June 30, 2000           2.20    1.88
 September 31, 2000      1.88    1.06
 December 31, 2000       1.25    0.88
 March 31, 2001          1.16    1.06

     As of April 30, 2001, there were approximately 314 shareholders of record. In addition, as of the same date, there were 168 beneficial holders based on non-objecting beneficial owner reports provided by ADP Proxy Services.

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

Results of Operations

     Net revenue and operating costs of the Company fall into three segments. The first segment is rental revenue and operating costs from the lease and management of commercial property located in Jacksonville, Florida (Imeson Center). The second segment is sports licensing sales and costs from the manufacture and distribution of knit products. The third segment is sporting goods sales and costs from the manufacture and distribution of hunting apparel and accessories. The following discussion compares the year ended March 31, 2001 (Fiscal 2001) with the year ended March 31, 2000 (Fiscal 2000). For comparative purposes, certain reclassifications have been made to the financial results for Fiscal 2000. None of the reclassifications affected the financial position or results of operations.

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

     Revenue increased slightly (2%) to $5,150,852 for Fiscal 2001 from $5,066,634 for Fiscal 2000. The increase was a result of an increase in the base rental rate of the property leases offset by a decrease in contingent rental fees. Rental revenue included base rent of $4,184,329 and $3,995,071 and contingent rentals of $966,524 and $1,071,563 during Fiscal 2001 and 2000, respectively. The future minimum base rentals under non-cancelable leases as of March 31, 2001 was $3,809,293 for fiscal 2002, $1,421,255 for fiscal 2003, and $265,409 for fiscal 2004.

     Operating costs decreased by 2% to $2,442,006 for Fiscal 2001 as compared to the $2,493,309 of operating costs for Fiscal 2000. The $51,303 decrease in operating expenses is the result of a decrease in the allocation of corporate operating expenses.

     Depreciation and amortization was $592,162 for Fiscal 2001, as compared to $613,906 for Fiscal 2000. The net operating profit of the real estate operation was $2,116,684 and $1,959,419 for Fiscal 2001 and 2000,
respectively.

Sports Licensing

     The sports licensing segment has experienced extremely seasonal operations. Historically, the majority of the sales have come in the late summer and early fall time period. Revenue for the twelve months ended March 31, 2001 increased 31% to $3,294,176 from $2,521,139 for the twelve months ended March 31, 2000.

     The increase in sales is due primarily to the marketing and sales programs instituted by the Company in the prior year. Cost of goods sold was 87.5% of sales for Fiscal 2001 as compared to 79.9% of sales for Fiscal 2000. There were several production problems during the busy season that caused the increase in cost of goods. These productions problems were exacerbated by the increase in sales. The Company has implemented several changes to reduce the cost of goods sold as a percentage of sales. Some product lines with low margins have been eliminated. The pricing structure has been modified on the remaining lines and new cost control measures have been implemented. Therefore, the Company expects the cost of goods sold as a percentage of revenue to decrease. However, certain pricing strategies and changes in the product mix may also affect the cost of goods sold as a percentage of revenue.

     Operating costs increased in Fiscal 2001 as additional sales, sales support, and operational personnel were brought on board. During the latter part of Fiscal 2000, the Company hired a new sales manager for its 4.0 product line. Additional customer service and design personnel were also hired. The net operating loss of the sports licensing division was $1,996,053 for the twelve months ended March 31, 2001 as compared to $1,318,531 for the twelve months ended March 31, 2000.

Sporting Goods

     The sporting goods segment was formed in Fiscal 2001. The revenue, operating costs and depreciation in Fiscal 2001 represent only three months of operations. This segment is expected to be very seasonal with higher sales in the months of August through December.

     Sales for the last quarter of Fiscal 2001 were $93,418. Cost of goods sold was 54.4% of sales for Fiscal 2001. Cost of goods sold for Fiscal 2001 was higher than is expected in the future as production staff were being trained and production quotas were lower. Operating costs were $330,033 in Fiscal 2001 and are expected to increase as additional sales and support personnel are hired. The net operating loss of the sporting goods division was $290,034 in Fiscal 2001.

Consolidated Operating Results

     Revenue increased by 13% to $8,538,446 for the fiscal year ended March 31, 2001 from $7,587,773 for Fiscal 2000 as a result of the increase in rental revenue under the property leases, an increase in revenue from the sports licensing segment and the addition of the sporting goods segment. Operating costs increased by 18% for the twelve months ending March 31, 2001 to $5,770,910 from $4,873,142 for the twelve months ended March 31, 2000. The $897,768 increase in operating expenses is primarily related to the inclusion of the operations of the new sporting goods segment and an increase in the operating costs of sports licensing segment. Depreciation and amortization decreased by $18,578 for the twelve months ending March 31, 2001, as compared to the same period ended March 31, 2000.

     Interest expense was $1,257,773 and $1,276,854 for the twelve months
ended March 31, 2001 and 2000, respectively.    Professional fees related to
litigation were $242,450 for the twelve months ending March 31, 2001 compared to $257,684 for the same period in fiscal 2000. As a result of settlements with ASX Investment Corp and the Securities and Exchange Commission, these
costs are expected to be significantly less  in the future.   See Note 10 of
the accompanying financial statements for a complete discussion of all resolved material litigation. Interest income decreased from $562,952 in the twelve months ended March 31, 2000 to $484,383 in the twelve months ended March 31, 2001. The decrease resulted from lower cash balances created primarily by the purchase of treasury stock and increased marketing and operational expenses of the sports licensing and sporting goods segments. An income tax provision of $32,000 was recorded in fiscal 2001 despite having a consolidated loss before income taxes. This occurred because Roxbury files separate income tax returns and $913,000 of the benefit from its losses were not recognized in the current year. The benefit from these losses will be recorded when Roxbury generates pre-tax income.

Liquidity and Capital Resources

     The cash used by operating activities was $2,046,843 for the twelve months ending March 31, 2001 compared to cash provided of $275,528 for the twelve months ended March 31, 2000. For the twelve months ending March 31, 2001 the Company's operations consumed $555,251 in working capital as compared to $462,118 in working capital generated for the twelve months ended March 31, 2000.

  Cash of $674,705 was used by investing activities in fiscal 2001 as compared to cash used by investing activities of $59,533 for the twelve months ended March 31, 2000. Property and equipment additions accounted for all of the cash used by investing activities for Fiscal 2001 and Fiscal 2000. The Fiscal 2001 purchases included $498,171 for the purchase of real property and renovations to the Imeson Center building. The balance of the expenditures consists of machinery and equipment purchases for the Imeson Center, Roxbury Industries Corp and the new sporting goods segment.

     Cash of $2,133,315 was used by financing activities for the twelve months ending March 31, 2001 as compared to $2,387,341 for the twelve months ended March 31, 2001. During fiscal 2001, the Company acquired 25,300 shares of its common stock in the open market and 580,500 shares of its common stock from Gotham Partners for an aggregate cost of $1,067,231. In addition, the Company loaned a director of the Company $805,000. The loan consisted of $155,000 to pay the balance of penalties, disgorgement of profits, and prejudgment interest as a result of the settlement with the Securities and Exchange Commission. The balance of the loan of $650,000 was used primarily to pay income taxes, penalty, and interest. During the fiscal year ended March 31, 2000, the Company purchased 207,674 shares of common stock through open market transactions at an aggregate exercise price of $538,605. The Company also purchased 374,804 shares of its common stock with a value of $1,229,826, as part of a settlement with Gem Value Fund LP and Waveland Partners, co-defendants in the suit against Eisenberg Group. In addition, a director exercised options to purchase 183,355 shares of common stock for an aggregate price of $538,605. The 183,355 shares were issued from treasury stock with a cost basis of $603,238. The exercise price and withholding taxes were paid with a recourse note to the Company in the aggregate amount of $800,000. In the first quarter of fiscal 1998, the Company acquired three warrants to purchase a total of 285,000 shares of common stock for $435,500. The final payment of $95,000 was made in Fiscal 2000.

     The Company did not have any material commitments for capital expenditures as of March 31, 2001 other than for ordinary expenses incurred during the usual course of business and the outstanding letters of credit for normal inventory purchases. The Company is seeking additional tenants for Imeson Center for the remaining 41,000 square feet of office space and to replace America Online and Laney & Duke when their lease expires in June 2002 and December 2001, respectively. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Roxbury Industries' programs designed to reduce cost of goods sold may not generate the savings anticipated and result in future losses. European American Bank (EAB) had demanded payment in full of the term loan and line of credit to Roxbury Industries. These loans total approximately $625,000. While the Company has a significant current liquidity position, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company.


ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company as of March 31, 2001 and the Report of the Independent Certified Public Accountants thereon are included in Appendix F to this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     Information regarding directors and executive officers of the Company is included under the caption "Election of Directors" of the registrant's definitive Proxy Statement for its 2001 annual meeting.


ITEM 10.  EXECUTIVE COMPENSATION.

     Information regarding executive compensation is included under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 2001 annual meeting.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding beneficial ownership of the registrant's voting securities by each director and all officers and directors as group, and by any person known to beneficially own more than 5% of any class of voting security of the registrant is included under the caption "Voting Securities" of the registrant's definitive Proxy Statement for its 2001 annual meeting.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is included under the caption "Indemnification of Company Officers and Directors" and "Indebtedness of Management" of the registrant's definitive Proxy Statement for its 2001 annual meeting.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     A.   Exhibits

Exhibit                                                            Method
Number   Description                                              of Filing

3.1      Amended and Restated Certificate of Incorporation              6
3.2      Series A Participating Preferred
            Stock Certificate of Designations                           5
3.3      Series B Participating Preferred
            Stock Certificate of Designations                           8
3.4      Composite By-laws, as amended                                 11
4.1      Rights Agreement by and between the Company and
             Registrar and Transfer Company dated April 18, 1994        1
4.2      Amendment to Rights Agreement dated April 18, 1994            11
4.3      Mortgage Promissory Note                                       8
         Mortgage Security Agreement and Fixture Filing                 8
 4.4
10.1     Stock Option Agreement-Timothy R. Barnes dated 5/22/91        12
10.2     Stock Option Agreement-Timothy R. Barnes dated 9/28/98        11
10.3     Stock Option Agreement-Timothy R. Barnes dated 11/12/99       12
10.4     Stock Option Agreement-John L. Caskey dated 2/18/98            9
10.5     Stock Option Agreement-John L. Caskey dated 2/18/98            9
10.6     Stock Option Agreement-John L. Caskey dated 9/28/98           11
10.7     Stock Option Agreement-John L. Caskey dated 9/28/98           11
10.8     Stock Option Agreement-John L. Caskey dated 11/12/99          12
10.9     Stock Option Agreement-W. Aris Newton dated 5/22/91           12
10.10    Stock Option Agreement-W. Aris Newton dated 2/18/98            9
10.11    Stock Option Agreement-W. Aris Newton dated 2/18/98            9
10.12    Stock Option Agreement-W. Aris Newton dated 9/28/98           11
10.13    Stock Option Agreement-W. Aris Newton dated 9/28/98           11
10.14    Stock Option Agreement-W. Aris Newton dated 11/12/99          12
10.15    Stock Option Agreement with R. Park &
            Francine H. Newton dated 5/1/98                            11
10.16    Stock Option Agreement with R. Park &
            Francine H. Newton dated 5/1/98                            11
10.17    Stock Option Agreement with R. Park &
            Francine H. Newton dated 9/28/98                           11
10.18    Stock Option Agreement with R. Park &
            Francine H. Newton dated 1/26/99                           11
10.19    Stock Option Agreement with R. Park &
            Francine H. Newton dated 1/26/99                           11
10.20    Stock Option Agreement with R. Park &
            Francine Newton dated 11/12/99                             12
10.21    Stock Option Agreement with W. Carey Webb dated 5/22/91       12
10.22    Stock Option Agreement with W. Carey Webb dated 2/18/98        9
10.23    Stock Option Agreement with W. Carey Webb dated 9/28/98       11
10.24    Stock Option Agreement-W. Carey Webb dated 11/12/99           12
10.25    Form of Indemnity Agreement with Officers and Directors        2
10.26    Webb Employment Agreement                                      2
10.27    Amendment to Webb Employment Agreement                         5
10.28    Second amendment to Webb employment agreement                 11
10.29    Newton Employment Agreement                                    2
10.30    Amendment to Newton Employment Agreement                       5
10.31    Third amendment to Newton employment agreement                11
10.32    Barnes Employment Agreement                                    5
10.33    Warehouse Lease Agreements with Laney & Duke
           Terminal Warehouse Company, Inc.                             3
10.34    Renewal and Modification of Laney & Duke Leases                4
10.35    Amendment to Laney & Duke Leases dated 1/1/97                  7
10.36    Amendment to Laney & Duke Leases dated 3/1/97                  7
10.37    Amendment to Laney & Duke Leases dated 1/26/01                13
10.38    Office Lease with America Online, Inc.                         3
10.39    Office Lease with Prudential Insurance Company
            of America                                                  7
10.40    Letter from Prudential Insurance Company
           of America exercising extension rights                      10
21       List of Subsidiaries of Registrant                             *
23       Consents of experts and counsel                                *

*    Filed herewith.
1    Incorporated by reference to the Company's Current Report on Form 8-K dated April 18, 1994.
2    Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.
3    Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.
4    Incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 1996.
5    Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30 1996.
6    Incorporated by reference to the Company's Quarterly Report on Form
       10-QSB for the quarter ended December 31, 1996.
7    Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,1997.
8    Incorporated by reference to the Company's Quarterly Report on Form
       10-QSB for the quarter ended December 31, 1997.
9    Incorporated by reference to the Company's registration statement on Form
       S-8 filed on April 29, 1998.
10   Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,1998.
11   Incorporated by reference to the Company's Quarterly Report on Form
       10-QSB for the quarter ended December 31, 1998.
12   Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.
13   Incorporated by reference to the Company's Current Report on Form 8-K dated January 26, 2001.

 Items 10.1 through 10.32 constitute management compensation agreements.

     B. Reports on Form 8-K

     None.
                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 27th day of June 2001.

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

Dated: June 27, 2001          /S/ R. PARK NEWTON, III
                              R. Park Newton, III
                              Chairman of the Board and Board Member

Dated: June 27, 2001          /S/ W. CAREY WEBB
                              W. Carey Webb
                              President and Chief Executive Officer

Dated: June 27, 2001          /S/ TIMOTHY R. BARNES
                              Timothy R. Barnes
                              Vice-President, Chief Financial Officer,
                              and Principal Accounting Officer

Dated: June 27, 2001          /S/ W. ARIS NEWTON
                              W. Aris Newton
                              Vice-President and Board Member

Dated: June 27, 2001          /S/ JOHN L. CASKEY
                              John L. Caskey
                              Board Member

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


















                         Independent Auditors' Report




Board of Directors
Excal Enterprises, Inc. and Subsidiaries
Tampa, Florida


We have audited the accompanying consolidated balance sheet of Excal Enterprises, Inc. and Subsidiaries as of March 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the management of Excal Enterprises, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excal Enterprises, Inc. and Subsidiaries as of March 31, 2001 and the consolidated results of its operations and its cash flows for the years ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
May 11, 2001
                    EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2001

                                    ASSETS
Current assets:
Cash and cash equivalents                                      $   2,629,764
Marketable securities                                                 65,377
Accounts and notes  receivable (less allowance
  for doubtful accounts of $215,100)                                 992,651
Income tax receivable                                                181,000
Inventory                                                            884,490
Prepaid expenses and deposits                                        577,142
Deferred tax asset                                                   136,000
                                                                  ----------
Total current assets                                               5,466,424
                                                                  ----------

Property, plant and equipment:
Land                                                               1,600,000
Building                                                           7,444,222
Furniture, fixtures, vehicles and equipment                        2,263,165
                                                                  ----------
                                                                  11,307,387
 Less accumulated depreciation and amortization                    2,574,113
                                                                  ----------
Net property, plant and equipment                                  8,733,274
                                                                  ----------

Notes receivable - related parties                                 1,066,395
Restricted cash reserves                                             662,433
Loan costs, less accumulated amortization of $583,089                249,895
Commission costs, less accumulated amortization of  $325,879         233,030
Other assets less reserve for note receivable of $284,588             28,115
                                                                  ----------
                                                                   2,239,868
                                                                  ----------
Total Assets                                                   $  16,439,566
                                                                  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                $    609,158
Accrued liabilities                                                  527,795
Reserve for litigation                                                84,246
Revolving line of credit                                             373,087
Current portion of long-term debt                                    474,537
                                                                  ----------
Total current liabilities                                          2,068,823

Long-term liabilities:
Long-term debt                                                    12,837,596
Deferred tax liability                                             1,116,000
                                                                  ----------
Total liabilities                                                 16,022,419

Minority interest equity                                               1,041
Stockholders' equity:
Preferred stock, $.01 par value, 7,500,000 shares authorized,
  5,000,000 shares issued, and no shares outstanding                      --
Common stock, $.001 par value, 20,000,000 shares authorized,
  4,738,866 shares issued, 3,285,877 shares outstanding                4,738
Additional paid-in capital                                         3,985,842
Retained earnings                                                  1,316,475
Less 1,452,989 shares of common stock held in treasury at cost   ( 3,773,319)
                                                                  ----------
                                                                   1,533,736
Less notes receivable from stockholders                          ( 1,117,630)
                                                                  ----------
Total stockholders' equity                                           416,106
                                                                  ----------
Total Liabilities and Stockholders' Equity                       $16,439,566
                                                                  ==========

   The accompanying notes are an integral part of the consolidated financial statements.


                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended      Year Ended
                                               March 31, 2001  March 31, 2000
                                               --------------  --------------
Rental revenue                                  $  5,150,852    $  5,066,634
Sports licensing sales                             3,294,176       2,521,139
Sporting goods                                        93,418              --
                                                   ---------       ---------
   Total net revenue                               8,538,446       7,587,773

Cost of sports licensing sales                     2,885,662       2,074,087
Cost of sporting good sales                           50,853              --
                                                   ---------       ---------
   Total cost of goods                             2,936,515       2,074,087

Gross margin                                       5,601,931       5,513,686
                                                   ---------       ---------
Rental operating costs                             2,442,006       2,493,309
Sports licensing operating costs                   2,374,680       1,737,064
Sporting goods operating costs                       330,033              --
Depreciation and amortization                        624,191         642,769
Total operating costs                              5,770,910       4,873,142
                                                   ---------       ---------
Net operating income (loss)                      (   168,979)        640,544
                                                   ---------       ---------
Other expense (income)
Interest expense                                   1,257,773       1,276,510
Reserve on note receivable                           284,588              --
Professional fees related to litigation              242,450         257,684
Loss on marketable securities                        329,933          63,249
Litigation settlement                            (    60,000)          2,000
Interest income                                  (   484,383)    (   562,952)
Other income                                     (    53,559)    (    82,761)
                                                   ---------       ---------
Net other expense                                  1,516,802         953,730
                                                   ---------       ---------

Loss before income taxes                         ( 1,685,781)    (   313,186)

Income tax provision                                  32,000         440,000
                                                   ---------       ---------

Net Loss                                        $( 1,717,781)   $(   753,186)
                                                   =========       =========

Loss per share - basic                          $(       .46)   $(       .18)
                                                   =========       =========

Earnings (loss) per share - diluted             $(       .46)   $(       .18)
                                                   =========       =========
Weighted average shares outstanding
     Common                                        3,717,025       4,105,205
     Common and equivalent                         3,717,025       4,105,205

   The accompanying notes are an integral part of the consolidated financial statements.


                   EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended      Year Ended
                                               March 31, 2001  March 31, 2000
                                               --------------  --------------
Cash flows from operating activities:
Net loss                                        $( 1,717,781)   $(   753,186)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
Depreciation and amortization                        743,374         757,801
Provision for uncollectable
 accounts receivable                                 100,330     (    45,746)
Loss on marketable securities                        329,933          63,249
Loss on disposals of assets                            2,238              --
Provision for deferred income taxes                   32,000         440,000
   Provision for note receivable                      284,588              --
Decrease (increase) in operating assets:
Accounts and notes receivable                    (   605,012)    (   130,093)
Marketable securities                            (   213,034)    (   245,525)
Inventory                                        (   392,420)         87,172
Prepaid expenses and deposits                    (   183,319)    (    76,019)
Other assets                                     (    73,041)    (    53,969)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities         (     4,699)        229,844
Reserve for litigation                           (   350,000)          2,000
                                                   ---------       ---------
Net cash provided (used) by
  operating activities                           ( 2,046,843)        275,528
                                                   ---------       ---------
Cash flows from investing activities:
Property and equipment additions                 (   674,705)    (    59,533)
                                                   ---------       ---------
Net cash provided (used) by
  investing activities                           (   674,705)    (    59,533)
                                                   ---------       ---------
Cash flows from financing activities:
Loan - related parties                           (   805,000)    (   261,395)
Notes payable                                          3,427              --
Principal repayments of long-term debt           (   264,511)    (   207,052)
Repurchase warrants                                       --     (    95,000)
Purchase treasury stock                          ( 1,067,231)    ( 1,823,894)
                                                   ---------       ---------
Net cash provided (used) by
  financing activities                           ( 2,133,315)    ( 2,387,341)
                                                   ---------       ---------

Increase (decrease) in cash                      ( 4,854,863)    ( 2,171,346)

Cash and cash equivalents, beginning of year       7,484,627       9,655,973
                                                   ---------       ---------
Cash and cash equivalents, end of year           $ 2,629,764    $  7,484,627
                                                   =========       =========


Supplemental disclosure of cash flow information
Interest paid                                   $  1,160,872    $  1,279,166
Income taxes                                    $         --    $         --

 See Note 9 "Stockholders' Equity - common stock" for discussion of non-cash transactions.

   The accompanying notes are an integral part of the consolidated financial statements.


                    EXCAL ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                     Common stock     Additional
   Treasury stock
                                  -----------------    Paid-in      Retained   -
---------------------
                                   Shares    Amount    Capital      Earnings
 Shares      Amount
                                 ---------  -------  -----------  -----------  -
--------  -----------
                                                                               <
C>
Balance March 31, 1999            4,738,866  $ 4,738  $ 4,036,475  $ 3,787,442    448,066  $ 1,485,432

Net loss                                 --       --           --     (753,186)        --           --

Exercise of stock options                --       --      (64,633)          --   (183,355)    (603,238)

Tax benefit from exercise
   of stock options                      --       --       14,000           --         --           --

Purchase GEM Value shares                --       --           --           --    178,200      584,719

Purchase Waveland Int'l shares           --       --           --           --    196,604      645,107

Open market purchases                    --       --           --           --    207,674      594,068
                                  ---------  -------  -----------  -----------  ---------  -----------
Balance March 31, 2000            4,738,866    4,738    3,985,842    3,034,256    847,189    2,706,088

Net loss                                 --       --           --   (1,717,781)        --           --

Purchase Gotham Partners shares          --       --           --           --    580,500    1,015,875

Open market purchases                    --       --           --           --     25,300       51,356
                                  ---------  -------  -----------  -----------  ---------  -----------
Balance March 31, 2001            4,738,866  $ 4,738  $ 3,985,842  $ 1,316,475  1,452,989  $ 3,773,319
                                  =========  =======  ===========  ===========  =========  ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                    EXCAL ENTERPRISES, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS

     Excal Enterprises, Inc. and subsidiaries (the "Company"), headquartered in Tampa, Florida, are engaged in several distinct business operations. The Company's commercial real estate venture began in April 1994 and was conducted by and through Imeson Center, Inc., a wholly owned subsidiary. On September 30, 1997, the Company closed on a $13,500,000 mortgage secured by the Imeson Center property located in Jacksonville, Florida. As part of the mortgage transaction, all of the assets of Imeson Center, Inc. were transferred to a new, single-purpose, wholly owned subsidiary, Jacksonville Holdings, Inc. Jacksonville Holdings, Inc. now owns, manages and leases the two-story warehouse and office facility containing 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. The Company's sports licensing operations are conducted by and through Roxbury Industries Corp., a wholly owned subsidiary operating out of Rockaway Park, New York. Roxbury Industries Corp. was acquired in December 1998 by Excal Sports Group, Inc., a wholly owned subsidiary of Excal Enterprises, Inc. Roxbury manufactures and distributes logo/personalized knit scarves, knit headwear and bears with sweaters. The logos include team names of the National Football League, Major League Baseball, Major Soccer League and most major colleges. The Company's sporting goods division is conducted by Wild Hare Holdings, Inc. and Noram Divide, Inc., wholly owned subsidiaries operating out of Jacksonville, Florida. Noram Divide, Inc. manufactures hunting apparel and accessories for distribution by Wild Hare Holdings, Inc. to those consumers highly involved in hunting and fishing sports recreation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are as follows:

     Principles of Consolidation. The consolidated financial statements include the accounts of Excal Enterprises, Inc. and the wholly owned subsidiaries, Jacksonville Holdings, Inc., Excal Sports Group, Inc., Excal Development Corp., Roxbury Industries Corp., Wild Hare Holdings, Inc. and Noram Divide, Inc.

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

     Marketable Securities. The Company accounts for marketable securities in accordance with Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
Management determines the appropriate classification on its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Management has classified its marketable securities as "trading securities." Trading securities are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses are deemed temporary and are included in earnings. The cost of the marketable securities is based on the specific identification method. Interest and dividends on equity securities are included in investment income. The Company had marketable securities with a fair market value of $65,377 as of March 31, 2001.

     Accounts Receivable. The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable an allowance for doubtful accounts $215,100 is considered necessary.

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

     Revenue Recognition. Commercial real estate rental revenue consists of base rent, reimbursement of operational expenses and common area maintenance charges. Sports licensing revenue consists of sales of logo/personalized knit scarves, knit headwear, and bears with sweaters. Sporting goods revenue consists of sales of hunting apparel and accessories. The Company recognizes revenue when the products are shipped.

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

     Reclassifications. Certain reclassifications have been made to the financial statements in 2000 in order to conform to the 2001 presentation. None of the reclassifications affected the financial position or results of operations.


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

     Three lessees in the Company's commercial real estate division accounted for over 10% of the Company's total revenue for the years ended March 31, 2001 and 2000 as follows:

                          Year Ended              Year Ended
                        March 31, 2001          March 31, 2000
                    ----------------------  ----------------------
Lessee                Amount    % to Total    Amount    % to Total
-----------------   ----------  ----------  ----------  ----------
Laney & Duke        $2,724,841      32%     $2,716,596      36%
Aetna                1,372,258      16%      1,316,659      17%
America Online       1,033,753      12%      1,021,998      13%

     The Laney & Duke lease expires on December 31, 2001. The America Online lease expires on June 15, 2002 with an option to extend for a three-year period. However, on November 10, 1999, America Online announced their intention to construct their own building on the south side of Jacksonville, Florida. The Company is marketing the space currently leased by America Online and Laney & Duke. The Aetna lease expires June 15, 2003. The loss of any of these leases would have a significant impact on the Company (See Note
9).


NOTE 4 - NOTES RECEIVABLE

     During fiscal 1999, the Company loaned $300,000 to an unrelated privately held company. The notes are unsecured but are guaranteed by the principals of the privately held company. As of March 31, 2001, the balance owed included $291,736 in principal and $7,852 in accrued interest. The note was restructured in December 2000 requiring quarterly payments of $15,000 through October 1, 2001, $20,000 through October 1, 2002, and $25,000 through April 1,
2005.    On May 25, 2001, the privately held company filed for bankruptcy.
The Company collected $15,000 on the note April 2, 2001. The Company has fully reserved the remaining balance of the note at March 31, 2001.


NOTE 5 - INVENTORY

     At March 31, 2001, the inventory consisted of the following:

Raw materials   $ 538,803
Work in process   121,775
Finished goods    223,912
                  -------
                $ 884,490
                  =======


NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

     The Company was obligated on a note payable under a revolving line of credit that expired on December 31, 2000, in the maximum amount of $375,000 and a $350,000 term loan. The notes are secured by the assets of Roxbury Industries, Corp. and are personally guaranteed by certain officers of Roxbury Industries, Corp. The term loan bears interest at the rate of 9.42% and is payable in monthly principal payments of $6,500 plus interest through June 2004. The outstanding balance of the term loan was $252,500 at March 31, 2001. The revolving line of credit bears interest at 1.5% over the bank's prime rate (10% at March 31, 2001), matured on December 29, 2000 and must be paid off for 30 days during the term. The outstanding balance of the line of credit was $373,087 at March 31, 2001. Roxbury was in violation of the financial loan covenants regarding the level of equity and debt-to-equity ratio at March 31, 2001. Roxbury had negotiated renewal terms for the line of credit. Prior to completion, the bank demanded payment in full. Therefore, the entire balance of the term loan is included in current portion of long-term debt at March 31, 2001.

     The Company has a mortgage secured by the Imeson Center property located in Jacksonville, Florida. The mortgage bears interest at 9% per annum with a monthly payment of $113,292 based on a twenty-five year amortization. The mortgage had an outstanding balance of $12,924,478 as of March 31, 2001 and matures on October 1, 2002. The mortgage is secured by the land and building located in Jacksonville, Florida, that had a net carrying value of $7,257,265 as of March 31, 2001. The mortgage does not allow early repayment during the first two years of the loan term and provides for an early repayment penalty of 3%, 2% and 1% of the outstanding loan amount during the third year, fourth year, and first six months of the fifth year of the loan term, respectively.

     As a requirement of the mortgage, $950,000 was placed in an interest bearing reserve for future tenant improvements and leasing commissions. In addition, $1,372 per month is required to be deposited into an interest bearing reserve for certain future maintenance items. Both of these reserves must be maintained over the term of the loan and any disbursements require monthly repayments. During fiscal 2001 and fiscal 2000, $23,569 and $210,556 was disbursed from the reserve to pay leasing commissions on the renewal of certain leases and for renovations to the food service area. The Company is required to deposit $3,125 per month into the reserve until the disbursements are repaid.

     Roxbury has a renovation loan with an outstanding balance of $135,155 as of March 31, 2001. The loan bears interest at 8.25% per annum and is repayable in monthly payments of principal and interest of $2,328 through March 31, 2007. The original amount of the loan was $240,000. The loan is secured by the manufacturing facility of Roxbury, which is leased from a corporation owned by two officers of Roxbury.

     Annual maturities of long-term debt as of March 31, 2001 are as follows:
2002 - $474,537; 2003 - $12,738,814; 2004 - $20,556; 2005 - $22,318; 2006 -
$24,230; thereafter - $31,678.


NOTE 7 - COMMITMENTS

     The Company leases its corporate headquarters under an operating lease that runs through November 2006. The Company leases the Roxbury manufacturing facility from a corporation owned by two officers of Roxbury under an operating lease that runs through December 2007. The Company has the option to purchase the property for $700,000 at any time and also has the right of first refusal. The Company incurred rent expense of $227,029 and $208,183 for the years ended March 31, 2001 and March 31, 2000, respectively. Future minimum lease payments under the non-cancelable operating leases as of March 31, 2001 are as follows: 2002 - $170,674; 2003 - $166,845; 2004 - $167,634;
2005 - $170,067; thereafter - $172,573.

     The Company entered into employment agreements with its Chairman of the Board, President, and Chief Financial Officer that obligate the Company to pay them $192,600, $205,440, and $107,000 a year, respectively. The employment agreements expire in March 2004, August 2004, and August 2002, respectively, unless their employment is terminated for due cause. The employment agreements also provide for a lump sum severance payment of up to 2.9 times their base salary upon the occurrence of a change in control.

     The Company entered into an employment agreement with the President of Roxbury. The agreement obligates the Company to pay her $75,000 per year through November 30, 2001, unless her employment is terminated for due cause.

     The Company entered into employment agreements with the Vice President of Wild Hare and the Vice President of Noram Divide that obligate the Company to pay them $150,000 and $60,000 a year, respectively. The employment agreements automatically renew each year unless their employment is terminated for due cause.

     The Company entered into retail licensing agreements with several entities. The agreements call for minimum advance royalty payments that are applied to monthly royalty payments ranging from 9% to 11% of net retail sales. The future minimum guaranteed payments under the agreements as of March 31, 2001 aggregated to $99,194.

     The Company had letters of credit outstanding at March 31, 2001 in the amount of $126,248 for merchandise to be shipped from overseas.


NOTE 8 - STOCKHOLDERS' EQUITY

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

Common Stock

     During the fiscal year ended March 31, 2001, the Company purchased 25,300 shares of its common stock through open market purchases at an aggregate cost of $51,355. The Company also purchased 580,500 shares of its common stock with a value of $1,015,875 from Gotham Partners.

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

                                                  2001           2000
                                             ------------    -----------
Net income (loss)             As reported    $(1,717,781)    $(  753,186)
                              Pro forma      $(1,717,781)    $(  829,298)

Earnings per share - basic    As reported    $      (.46)    $      (.18)
                              Pro forma      $      (.46)    $      (.20)

Earnings per share - diluted  As reported    $      (.46)    $      (.18)
                              Pro forma      $      (.46)    $      (.20)

     For purposes of the proforma presentation above, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 30 percent, expected lives of 3 years, and risk free interest rate of 5.9% for options granted in 2000. No options were granted in 2001.

     A summary of the status of the options issued pursuant to the Plan and the options and warrants issued outside the Plan is as follows:

                               Issued Pursuant to    Issued outside of
                                  Option Plan           Option Plan
                               ------------------    ------------------
                                         Exercise            Exercise
                                Shares   Price(1)     Shares   Price(1)
                               -------   --------    -------   --------
Outstanding at March 31, 1999    5,000     $5.74     895,023     $4.15
Granted in fiscal 2000              --        --     317,500     $1.42
Forfeited in fiscal 2000        (5,000)    $5.74    (195,000)    $6.71
Exercised in fiscal 2000            --        --    (183,355)    $2.94
                               -------   -------     -------   -------
Outstanding at March 31, 2000
 and March 31, 2001                 --        --     834,168     $2.78
                               =======   =======     =======   =======
(1) Weighted average exercise price.

     The following table summarizes information about the options and warrants outstanding at March 31, 2001, stratified by exercise price:
                         Options Outstanding           Options Exercisable
                 -----------------------------------  ---------------------
                 Outstanding    Average     Weighted  Exercisable  Weighted
Range of              at       Remaining     Average       at       Average
Exercise          March 31,   Contractual   Exercise   March 31,   Exercise
Prices               2001        Life         Price       2001       Price
--------------   -----------  ----------  ----------  -----------  --------
    $1.41          312,500     8.6 years      $1.41     312,500      $1.41
$2.00 to $2.34     247,650     2.9 years      $2.17     247,650      $2.17
$4.88 to $4.95     274,018     3.2 years      $4.88     274,018      $4.88

     During the year ended March 31,2001, the Company issued options for the common stock of two of its subsidiaries. These options are not exercisable until January 1, 2004, at the earliest. If these options are exercised the Company's ownership in the subsidiaries could materially change.
NOTE 9 - COMMERCIAL REAL ESTATE RENTAL REVENUE

     The Company, through its wholly owned subsidiary Jacksonville Holdings, Inc., leases improved real property located in Jacksonville, Florida. The leases include a base rental fee, a contingent rental fee to reimburse the Company for operating costs and common area maintenance costs, and a requirement that the tenants pay for their own utilities. The land and building had a carrying cost of $8,689,813 and accumulated depreciation of $1,432,548 as of March 31, 2001. Minimum future rentals under non-cancelable leases are as follows: 2002 - $3,809,293; 2003 - $1,421,255; and, 2004 -
$265,409. During the years ended March 31, 2001 and 2000, rental revenue included $966,524 and $1,071,563 of contingent rentals, respectively.


NOTE 10 - LITIGATION SETTLEMENT

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

     The Company voluntarily dismissed its lawsuit against the Eisenberg Group and ASX Investment Corporation voluntarily dismissed its suit against the Company with both parties waiving all claims and bearing their own costs.


NOTE 11 - INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended March 31, 2001 and March 31, 2000 are as follows:
                                                2001         2000
                                              ------      -------
       Current tax expense (benefit)        $     --    $      --
       Deferred tax expense                   32,000      440,000
                                              ------      -------
                                            $ 32,000    $ 440,000
                                              ======      =======

     The difference between the provision (benefit) for income taxes and the amounts obtained by applying the statutory US Federal Income Tax rate to the income before taxes is as follows:

                                                          2001          2000
                                                       -------       -------
Tax benefit at statutory rate                       $( 573,000)   $( 106,000)
Increase (decrease) in taxes
 resulting from tax effects of:
   State income taxes, net of federal tax benefit        4,000        68,000
   Non-deductible expenses                              25,000        20,000
   Increase in valuation allowance                     576,000       458,000
                                                       -------       -------
                                                    $   32,000    $  440,000
                                                       =======       =======

     As of March 31, 2001, the Company had approximately $4,315,000 and $5,795,000 in net operating loss carryforwards for federal and state tax purposes, respectively. The net operating loss carryforwards expire in the years 2010 through 2021. The valuation allowance for both federal and state income taxes combined increased by $690,000 in 2001 and $554,000 in 2000.

     The sources of significant temporary differences which gave rise to deferred tax assets and liabilities as of March 31, 2001 are as follows:

Deferred tax assets:
Allowance for doubtful accounts                                $    201,000
Accrued salaries, bonuses and expenses                               48,000
Net operating loss carryforward                                   1,990,000
---------                                                         2,239,000
Less valuation allowance for loss carryforward                    1,261,000
---------
                                                                    978,000
---------
Deferred tax liabilities:
Book basis of property, plant, and equipment in excess of tax        21,000
Book basis of investment in subsidiaries in excess of tax         1,937,000
---------
                                                                  1,958,000
---------
Net deferred tax liabilities                                   $    980,000
=========

     The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheet as follows:

        Current assets              $   136,000
        Non-current liabilities       1,116,000
                                      ---------
                                    $   980,000
                                      =========


NOTE 12 - 401(K) RETIREMENT PLAN

     The Company established a 401(k) retirement plan effective March 1, 1997. The Plan covers substantially all of its employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits.
The Company contributed $15,386 and $13,507 to the Plan for the years ended March 31, 2001 and March 31, 2000, respectively.


NOTE 13 - SEGMENT INFORMATION

     With the acquisition of Roxbury and the formation of Wild Hare and Noram Divide, the Company has three reportable business segments. These segments have been determined by product line and consist of the rental of commercial real estate, the manufacture and distribution of sports licensing products and the manufacture and distribution of sporting good products. The revenue shown on the face of the financial statements was from external sources. The segment information disclosures not included on the face of the financial statements are detailed in the tables below. The "Other" category includes corporate related items and income and expense items not allocated to reportable segments.

                                             Year Ended       Year Ended
                                           March 31, 2001   March 31, 2000
                                           --------------   --------------
Segment income (loss) before income taxes
   Real estate operations                   $   1,300,202    $   1,097,888
   Sports licensing operations               (  2,227,447)    (  1,406,526)
   Sporting goods operation                  (    290,734)              --
   Other                                     (    467,802)    (      4,548)
                                               ----------       ----------
      Total loss before income taxes        $(  1,685,781)   $(    313,186)
                                               ==========       ==========

                                                As of            As of
                                           March 31, 2001   March 31, 2000
                                           --------------   --------------
Identifiable assets
   Real estate operations                   $  11,940,410    $  14,095,416
   Sports licensing operations                  2,090,740        1,876,637
   Sporting goods operation                       486,207               --
   Other                                        1,922,209        4,047,308
                                               ----------       ----------
      Total identifiable assets             $  16,439,566    $  20,019,361
                                               ==========       ==========


NOTE 14 - RELATED PARTIES

     The Company has entered into Indemnity Agreements with its officers and directors under which the Company agrees to indemnify and hold harmless such individuals against all expense, judgments, fines, penalties, etc. reasonably incurred by each in connection with their services to the Company. However, such indemnification only applies following a specific determination that such individuals acted in good faith and in a manner that each reasonably believed to be in the best interests of the Company. The Board of Directors previously authorized the advance of costs and expenses incurred by certain of its officers, directors, employees and agents in connection with the Securities and Exchange Commission ("Commission") investigation. Such advances were conditioned on repayment if it was ultimately determined that the person on whose behalf the advance was made did not meet the statutory standards of conduct required for indemnification. Under Delaware law, a person may only be indemnified to the extent that they are determined to have acted in good faith and in a manner reasonably believed by them to be in the best interest of the Company. In connection with the Commission's investigation, the Company's Board of Directors engaged counsel to conduct an internal investigation of the matters underlying the Commission's investigation. Based upon such report and on the matters raised by the Commission's investigation, the Board of Directors discovered no evidence that such officers, directors, employees and agents acted other than in good faith and in a manner which they reasonably believed to have been in the best interests of the Company in discharging their duties. Accordingly, the Board of Directors has determined that such individuals are entitled to indemnification for costs and expenses incurred in connection with the Commission investigation referenced above.
The Company accrued $350,000 for judgments and fines as of March 31, 2000.
The Company has since settled its dispute with the Securities and Exchange Commission with no fines or penalties. The Company chairman and former CEO signed a consent decree neither admitting nor denying any wrongdoing, and agreed to pay $405,000 in penalties, disgorgement of profits, and prejudgment interest. The Company reimbursed the Chairman for $250,000 in penalties and loaned him $155,000 to pay the balance. The loan bears interest at 5.07% due annually with the principal due on February 9, 2006. The amount is shown as a loan to a related party.

     The Company leases the Roxbury manufacturing facility from a corporation owned by two officers of Roxbury under an operating lease that runs through December 2007. The Company has the option to purchase the property for $700,000 at any time and also has the right of first refusal.

     The Company loaned $1,379,025 to its officers and directors to exercise options to purchase stock in the Company and pay withholding taxes thereon. The amount of the loans representing the exercise price ($1,117,630) is shown as a reduction to stockholder's equity. The remaining balance of the loans ($261,395) is shown as notes receivable from related parties. The note with one director in the amount of $800,000 requires annual interest payments at a rate of 6.56% per annum with the principal due on July 31, 2004 and is collateralized by shares of the Company's stock. The remaining notes with the other officers and directors totaling $579,025 require annual interest payments at a rate of 5.57% with the principal due on September 28, 2003. During Fiscal 2001, the Company loaned a director $650,000 primarily to pay income taxes, penalty, and interest. The loan bears interest at 6.01% due annually with the principal due on November 13, 2005. The amount is shown as a loan to a related party. As of March 31, 2001, the accrued interest receivable on the notes was $183,684.

     The above amounts are not necessarily indicative of the amount that would have been incurred had comparable transactions been entered into with independent parties.