Form 10QSB
period 2001-06-30
EXCAL ENTERPRISES INC
filed 2001-08-15
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001


    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from  _______  to _______


                         Commission File No. 0-17069


                            Excal Enterprises, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                                  59-2855398
   -------------------------------       ----------------------------------
   (State or other jurisdiction of       (I.R.S.Employer Identification No.)
    incorporation or organization)

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


Check  whether the issuer (1) filed all reports required to be filed  by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2001, there were 3,285,877 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  [ ]  No [X]

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                           EXCAL ENTERPRISES, INC.
                         CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2001

                                   ASSETS                      (unaudited)
Current assets
Cash and cash equivalents                                    $   2,157,173
Marketable securities                                              115,445
Accounts receivable, less allowance of $243,345                    871,645
Notes receivable                                                    53,721
Income tax receivable                                              181,000
Inventory                                                        1,122,282
Prepaid expenses and deposits                                      734,015
Deferred tax asset                                                 147,000
                                                                ----------
     Total current assets                                        5,382,281
Property, plant and equipment
Land                                                             1,600,000
Buildings and improvements                                       7,444,222
Furniture, fixtures, vehicles and equipment                      2,345,558
                                                                ----------
                                                                11,389,780
    Less accumulated depreciation and amortization               2,689,621
                                                                ----------
       Net property, plant and equipment                         8,700,159
                                                                ----------
Notes receivable - related parties                               1,066,394
Restricted cash reserves                                           675,925
Commission costs, less accumulated amortization of $359,803        199,106
Loan costs, less accumulated amortization of $624,738              208,246
Other assets less reserve for note receivable of $284,588           34,376
                                                                ----------
       Total Assets                                          $  16,266,487
                                                               ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                             $     433,526
Accrued liabilities                                                616,913
Reserve for litigation                                              84,246
Revolving line of credit                                           415,307
Current portion of long-term debt                                  456,184
                                                                ----------
      Total current liabilities                                  2,006,176
Long-term debt                                                  12,797,230
Deferred tax liability                                           1,181,000
                                                                ----------
      Total liabilities                                         15,984,406
                                                                ----------
Minority interest equity                                             1,041
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares authorized,           --
5,000,000 shares issued, no shares outstanding
Common  stock, $.001 par value, 20,000,000 shares authorized,
4,738,866 shares issued,
 3,285,877 shares outstanding                                        4,738
Additional paid-in capital                                       3,985,842
Retained earnings                                                1,181,409
Less 1,452,989 shares of common stock held in treasury at cost ( 3,773,319 )
                                                                ----------
                                                                 1,398,670
Less notes receivable from stockholders                        ( 1,117,630 )
                                                                ----------
      Total stockholders' equity                                   281,040
                                                                ----------
      Total Liabilities and Stockholders' Equity              $ 16,266,487

      The accompanying notes are an integral part of the consolidated financial statements.

                           EXCAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                 Three Months Ended June30
                                                 --------------------------
                                                      2001            2000
                                                   ---------       ---------
Rental revenue                                   $ 1,327,532     $ 1,291,638
Sports licensing sales                               414,965         409,741
Sporting good sales                                  335,622              --
                                                   ---------       ---------
     Total net revenue                             2,078,119       1,701,379

Cost of sports licensing sales                       293,747         389,218
Cost of sporting good sales                          242,472              --
                                                   ---------       ---------
     Total cost of goods                             536,219         389,218

Gross margin                                       1,541,900       1,312,161
                                                   ---------       ---------
Rental operating costs                               594,777         597,115
Sports licensing operating costs                     415,915         450,381
Sporting goods operating costs                       263,814              --
Depreciation and amortization                        159,587         154,113
                                                   ---------       ---------
     Total operating costs                         1,434,093       1,201,609

     Net operating profit                            107,807         110,552
                                                   ---------       ---------
Other expense (income)
  Interest expense                                   313,483         319,520
  Professional fees related to litigation                 --          59,372
  Net realized and unrealized (gain)
    loss on marketable securities                 (   50,068 )       188,457
  Interest income                                 (   70,190 )    (  141,463 )
  Miscellaneous income                            (    4,351 )    (   13,315 )
                                                   ---------       ---------
     Net other expense                               188,874         412,571


Loss before income taxes                           (  81,067 )    (  302,019 )

Income tax provision                                  54,000          15,000
                                                   ---------       ---------
Net loss                                         $ ( 135,067 )   $ ( 317,019 )
                                                   =========        ========
Loss per share
  Basic                                          $ (     .04 )   $ (     .08 )
                                                   =========        ========
  Diluted                                        $ (     .04 )   $ (     .08 )
                                                   =========        ========
Weighted average shares outstanding
  Common                                           3,285,877       3,876,731
  Common and equivalent                            3,285,877       3,876,731
The accompanying notes are an integral part of the consolidated financial statements.

                           EXCAL ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                Three Months Ended June 30
                                               --------------------------
                                                      2001            2000
                                                   ----------       ----------
Cash (used) provided by operating activities
Net loss                                         $ (  135,067 )   $ (  317,019 )
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization                         191,081          183,169
Other adjustments                                      82,246           42,908
Increase in net operating assets                  (   522,271 )    (   792,410 )
                                                   ----------       ----------
Net cash used by operating activities             (   384,011 )    (   883,352 )
                                                   ----------       ----------
Cash flows from investing activities
Proceeds from sale of assets                               --            5,000
Property and equipment additions                  (    82,393 )    (    53,582 )
                                                   ----------       ----------
Net cash used by investing activities             (    82,393 )    (    48,582 )
                                                   ----------       ----------
Cash flows from financing activities
Net proceeds from notes payable                        52,532           13,624
Principal repayments of long-term debt            (    58,719 )    (    50,293 )
Purchase of treasury stock                                 --      (    45,422 )
                                                   ----------        ---------
Net cash used by financing activities             (     6,187 )    (    82,091 )
                                                   ----------        ---------
Decrease in cash                                  (   472,591 )    ( 1,014,025 )

Cash and cash equivalents at beginning of period    2,629,764        7,484,627
                                                    ---------       ----------
Cash and cash equivalents at end of period       $  2,157,173     $  6,470,602
                                                   ==========       ==========
The  accompanying  notes  are an integral part of the consolidated  financial statements.

 NOTE 1 - FINANCIAL STATEMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended June 30, 2001 and 2000, (b) the financial position at June 30, 2001, and (c) cash flows for the three-month periods ended June 30, 2001 and 2000, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2001. The revenue of the sports licensing division has been very seasonal with the majority of its revenue in the months of July through November. The sporting goods segment was formed in Fourth Quarter of Fiscal 2001. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - NOTES PAYABLE

The Company's $375,000 line of credit with European American Bank expired on December 31, 2000. Roxbury had negotiated renewal terms for the line of credit. Prior to completion, the bank demanded payment in full of the line of credit and the term loan. In addition, Roxbury was in violation of the financial loan covenants regarding the level of equity and debt-to-equity ratio at June 30, 2001. No renewal has been signed and no waiver of the financial covenant violations was received. Therefore, the entire balance of the term loan is included in the current portion of long-term debt at June 30, 2001.

NOTE 3 - SEGMENT INFORMATION

The Company has three reportable business segments. These segments have been determined by product line and consist of the rental of commercial real estate, the manufacture and distribution of sports licensing products and the manufacture and distribution of sporting goods. The revenue shown on the face of the financial statements was from external sources. The segment information disclosures not included on the face of the financial statements are detailed in the tables below. The "Other" category includes corporate related items and income and expense items not allocated to reportable segments.

                               Three Months Ended June 30
                                --------------------------
                                     2001           2000
                                   --------       --------
Segment  income  (loss)  before
income taxes
Real estate operations          $   336,185     $   352,278
Sports licensing operations      (  363,117 )    (  475,597 )
Sporting goods operations        (  208,338 )           --
Other                               154,203      (  178,700 )
                                  --------        ----------
Total   income  (loss)   before $(   81,067 )   $(  302,019 )
income taxes
                                  ===========    ============

                                        As of June 30
                                  --------------------------
                                     2001            2000
Identifiable assets
  Real estate operations        $ 11,486,095     $14,221,173
  Sports licensing operations      2,042,305       2,086,862
  Sporting goods operations          510,811              --
  Other                            2,227,276       3,197,890
                                  ----------      ----------
     Total identifiable assets  $ 16,266,487     $19,505,925
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

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended March 31, 2001.

The following discussion compares the results of operations for the three-month period ended June 30, 2001 (First Quarter 2002) with the three-month period ended June 30, 2000 (First Quarter 2001).


Results of Continuing Operations

The Company's operations fall into three distinct businesses: the manufacture and distribution of sports licensing products, the manufacture and distribution of sporting good products and the rental of commercial real
estate.   In  December  1998, the Company acquired  Roxbury  Industries  Corp
("Roxbury"), which produces and distributes knit products licensed by most professional and major college teams. In Fiscal 2001, the Company formed Noram Divide, Inc. (Noram) and Wild Hare Holdings, Inc. (Wild Hare). Noram manufactures hunting and fishing apparel and accessories for distribution primarily by Wild Hare. The Company owns, leases, and manages a two story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida.

Sports Licensing Products

Roxbury's revenue has been very seasonal with the majority of its revenue in the months of July through November. Revenue increased slightly in First Quarter 2002 to $414,965 from $409,741 in First Quarter 2001. The majority of the increased revenue was in the private-label product line. The 4.0T product line had an 11% increase in revenue in First Quarter 2002. These two product lines accounted for 94% of total revenue in First Quarter 2002 and 78% of revenue in First Quarter 2001. While revenue for First Quarter 2002 was slightly over First Quarter 2001, the sales orders booked in First Quarter 2002 were 60% over First Quarter 2001. The 4.0T sales orders booked in the First Quarter 2002 were 209% over First Quarter 2001. After evaluating operating costs and gross margins, the Company decided to sell its screen printing operation in First Quarter 2001. The operation was closed in June 2000 and the equipment was sold. Screen printing operations only accounted for $46,000 in revenue for First Quarter 2001.

The cost of goods sold decreased 24% even though revenue increased slightly. This was the result of eliminating some product lines with low margins, adjusting prices to increase margins, and controlling manufacturing costs. Therefore, cost of goods sold decreased as a percentage of revenue from 95% in First Quarter 2001 to 71% in First Quarter 2002. Operating costs decreased $34,466 (8%) to $415,915 in First Quarter 2002 from $450,381 in First Quarter 2001.

Depreciation and amortization included in operating costs was $6,650 in First Quarter 2002 as compared to $6,244 in First Quarter 2001. The net operating loss of the sports licensing division decreased from $436,102 in First Quarter 2001 to $301,347 in First Quarter 2002.


Sporting Goods

The sporting goods operations was formed in the Fourth Quarter of Fiscal 2001 and consists of the manufacture and distribution of hunting and fishing apparel and accessories by Noram for distribution primarily by Wild Hare. The products are primarily sold through catalogs, the Internet, and various hunting and fishing events. The products are marketed under the Wild Hare InternationalT trademark.

Sales for First Quarter 2002 were $335,622. Cost of goods sold was $242,472 or 72% of sales for First Quarter 2002. Cost of goods sold is higher than expected for the future due to the training of production personnel and lower production quotas. Operating costs were $263,814 in First Quarter 2002 and the net operating loss of the sporting goods division was $176,921 for First Quarter 2002.

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

Net revenue increased 3% to $1,327,532 in First Quarter 2002 from $1,291,638 in First Quarter 2001. The base minimum rental fee increased by $76,995 (8%) in First Quarter 2002 as a result of increases in the base minimum rent per square foot. The contingent rental fee decreased by $41,100 (15%) in the three-month period as a result of a decrease in square feet rented.

Operating costs decreased $2,338 to $594,777 in First Quarter 2002 from $597,115 in First Quarter 2001 primarily due to an increase in insurance and office expenses offset by a decrease in professional fees.

Depreciation and amortization decreased by $1,189 in First Quarter 2002 to $146,680, as compared to First Quarter 2001. The net operating profit of the commercial real estate division increased from $546,654 in First Quarter 2001 to $586,075 in First Quarter 2002.

Consolidated Operating Results

Revenue increased by 22% to $2,078,119 for First Quarter 2002 from $1,701,379 for First Quarter 2001. The increase was the result of increased revenue in all three business segments. The increase in costs of goods sold was the result of increased revenue in the sporting goods operation offset by a decrease in cost of goods sold in the sports licensing operation.

Operating costs increased by 19% to $1,434,093 in First Quarter 2002 from $1,201,609 in First Quarter 2001. The increase was the result of expenses incurred with the new sporting goods segment and offset by reductions in operating costs of the other two segments. The net operating profit declined $2,745 in First Quarter 2002 to $107,807 as compared to $110,552 in First Quarter 2001.

Beginning in the fourth quarter of fiscal 2000, the Company invested in publicly traded equity securities. The Company had a gain of $50,068 in First Quarter 2002 as compared to a loss of $188,457 in First Quarter 2001 from these investments. An income tax provision of $54,000 was recorded in First Quarter 2002 despite having a consolidated loss before income taxes. This occurred because Roxbury files separate income tax returns and $105,000 in tax benefits from its losses were not recognized in First Quarter 2002. The benefit from these losses will be recognized when Roxbury generates pretax income.
Liquidity and Capital Resources

The cash used by operating activities was $384,011 in First Quarter 2002 compared to $883,352 in First Quarter 2001. The Company's operations provided $138,260 in working capital in First Quarter 2002 compared to $90,942 of working capital used in First Quarter 2001. The increases in net operating assets for both First Quarter 2002 and First Quarter 2001 were primarily from an increase in accounts receivable and inventory in the sports licensing and sporting goods divisions, prepaid property taxes in the real estate division and a reduction in corporate accrued expenses. In addition, the accounts payable of the sports licensing division were reduced by over 11% in First Quarter 2002.

Property and equipment additions in First Quarter 2002 were primarily for equipment used at Wild Hare and Noram Divide. Property and equipment additions in First Quarter 2001 were for equipment used at the Imeson Center.

Cash of $6,187 was used by financing activities in First Quarter 2002, as compared to cash used by financing activities of $82,091 in First Quarter 2001. The decrease in cash used by financing activities was related to the Company not purchasing any shares of its common stock in First Quarter 2002 and an increase in accounts payable.

The Company did not have any material commitments for capital expenditures as of June 30, 2001 other than for ordinary expenses incurred during the usual course of business and the outstanding letters of credit for normal inventory purchases. The Company is seeking additional tenants for Imeson Center for the remaining 41,000 square feet of office space and to replace America Online and Laney & Duke when their lease expires in June 2002 and December 2001, respectively. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Roxbury Industries' programs designed to reduce cost of goods sold may not generate the savings anticipated and result in future losses. European American Bank (EAB) had demanded payment in full of the term loan and line of credit to Roxbury Industries. These loans total approximately $625,000. While the Company has a significant current liquidity position, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


PART II - OTHER INFORMATION

Item 1.  - Legal Proceedings

    None.


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




                                        EXCAL ENTERPRISES, INC.
                                        -----------------------------------
                                        Registrant



  Dated: August 13, 2001                /s/ W. CAREY WEBB
                                        ------------------------------------
                                        W. Carey Webb
                                        President and Chief Executive Officer



  Dated: August 13, 2001                /s/ TIMOTHY R. BARNES
                                        -----------------------------------
                                        Timothy R. Barnes
                                        Vice  President  and Chief  Financial
                                        Officer