Form 10QSB
period 2001-09-30
EXCAL ENTERPRISES INC
filed 2001-11-14
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001


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


            -----------------------------------------------------
            (Former Name, former address and former fiscal year, if changed since last report)

     Check  whether the issuer (1) filed all reports required to be filed  by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes       [  ] No

As of October 31, 2001, there were 3,285,877 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check  One): [ ]  Yes [X] No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                        EXCAL ENTERPRISES, INC.
                      CONSOLIDATED BALANCE SHEET
                          SEPTEMBER 30, 2001

                                ASSETS                      (unaudited)
Current Assets
Cash and cash equivalents                                  $  1,905,281
Marketable securities                                            56,610
Accounts receivable, less allowance of $152,294               1,273,359
Notes receivable                                                 53,721
Income tax receivable                                           181,000
Inventory                                                     1,254,702
Prepaid expenses and deposits                                   902,684
Deferred tax asset                                              112,000
                                                            -----------
      Total current assets                                    5,739,357
                                                            -----------
Property, plant and equipment
Land                                                          1,600,000
Buildings and improvements                                    7,519,645
Furniture, fixtures, vehicles and equipment                   2,391,103
                                                            -----------
                                                             11,510,748
Less accumulated depreciation and amortization                2,804,769
                                                            -----------
      Net property, plant and equipment                       8,705,979
                                                            -----------
Note receivable - related parties                             1,066,394
Restricted cash reserves                                        689,418
Commission costs, less accumulated amortization of              165,182
$393,727
Loan costs, less accumulated amortization of $666,387           166,597
Other assets less reserve for note receivable of $284,588        32,115
                                                            -----------
         Total Assets                                       $16,565,042
                                                            ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                            $   793,545
Accrued liabilities                                             716,578
Note payable                                                     38,799
Reserve for litigation                                           84,246
Revolving line of credit                                        381,053
Current portion of long-term debt                               460,846
                                                            -----------
      Total current liabilities                               2,475,067
Long-term debt                                               12,737,091
Deferred tax liability                                        1,182,000
                                                            -----------
      Total liabilities                                      16,394,158

Minority interest equity                                          1,041
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares
authorized,
  5,000,000 shares issued, no shares outstanding                     --
Common stock, $.001 par value, 20,000,000 shares
authorized,
  4,738,866 shares issued, 3,285,877 shares outstanding           4,738
Additional paid-in capital                                    3,985,842
Retained earnings                                             1,070,212
Less 1,452,989 shares of common stock
    held in treasury at cost                                ( 3,773,319)
                                                            -----------
                                                              1,287,473
Less notes receivable from stockholders                     ( 1,117,630)
                                                            -----------
      Total stockholders' equity                                169,843
                                                            -----------
         Total Liabilities and Stockholders' Equity         $16,565,042
                                                            ===========

                  The accompanying noes are an integral part
                   of the consolidated financial statements.


                        EXCAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

                                Three months ended        Six months ended
                                   September 30              September 30
                              ------------------------   ----------------------
                                  2001          2000          2001        2000
                                ---------    ---------    ---------   ---------
Rental revenue                 $1,330,883   $1,263,324   $2,658,415  $2,554,962
Sports licensing sales            998,052      923,531    1,413,017   1,333,272
Sporting good sales               219,657           --      555,279          --
                                ---------    ---------    ---------   ---------
    Total net revenue           2,548,592    2,186,855    4,626,711   3,888,234

Cost of sports licensing sales    674,998      688,151      968,745   1,077,369
Cost of sporting good sales       191,327           --      433,799          --
                                ---------    ---------    ---------   ---------
    Total cost of goods           866,325      688,151    1,402,544   1,077,369

Gross margin                    1,682,267    1,498,704    3,224,167   2,810,865
                                ---------    ---------    ---------   ---------

Rental operating costs            581,346      531,757    1,176,123   1,128,872
Sports licensing operating cost   497,422      559,776      913,337   1,010,157
Sporting  goods operating costs   208,896           --      472,710          --
Depreciation and amortization     159,088      155,712      318,675     309,825
                                ---------    ---------    ---------   ---------
     Total operating costs      1,446,752    1,247,245    2,880,845   2,448,854
                                ---------    ---------    ---------   ---------

     Net operating profit         235,515      251,459      343,322     362,011
                                ---------    ---------    ---------   ---------

Other expense (income)
 Interest expense                 314,730      314,725      628,213     634,245
 Professional fees related
   to litigation                       --       23,165           --      82,537
 Net realized and unrealized
   loss on marketable securities   58,835      133,416        8,767     321,873
 Gain on disposals of assets           --           --           --   (   1,741)
 Interest income                (  58,977)   ( 133,751)   ( 129,167)  ( 275,214)
 Miscellaneous income           (   3,876)   (  13,586)   (   8,227)  (  25,160)
                                ---------    ---------    ---------   ---------
     Net other expense            310,712      323,969      499,586     736,540

Loss before income taxes        (  75,197)   (  72,510)   ( 156,264)  ( 374,529)

Income tax provision               36,000       38,000       90,000      53,000
                                ---------     --------    ---------   ---------
Net loss                       $( 111,197)  $( 110,510)  $( 246,264) $( 427,529)
                                =========     ========    =========   =========

Loss per share
  Basic                        $(     .03)  $(     .03)  $(     .07) $(     .11)
                                =========     ========    =========   =========
  Diluted                      $(     .03)  $(     .03)  $(     .07) $(     .11)
                                =========     ========    =========   =========

Weighted  average  shares
outstanding
  Common                        3,285,877    3,871,377    3,285,877   3,874,054
  Common and equivalent         3,285,877    3,871,377    3,285,877   3,874,054

                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                        EXCAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)


                                               Six months ended September 30
                                                     2001          2000
                                                  ----------     ----------
Cash provided (used) by operating activities
Net loss                                        $ ( 246,264)    $ ( 427,529)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization                       381,802         368,171
Other adjustments                                    27,194          86,343
Increase in net operating assets                  ( 612,996)     (1,212,296)
                                                   --------       ---------
Net cash used by operating activities             ( 450,264)     (1,185,311)
                                                   --------       ---------

Cash flows from investing activities
Proceeds from sale of assets                             --           5,000
Property and equipment additions                  ( 203,361)     (  423,600)
                                                   --------       ---------
Net cash used by investing activities             ( 203,361)     (  418,600)
                                                   --------       ---------

Cash flows from financing activities
Net proceeds from notes payable                      43,338              --
Principal repayments of long-term det             ( 114,196)     (  118,326)
Purchase of treasury stock                               --      (   45,422)
                                                   --------       ---------
Net cash used by financing activiies             (   70,858)     (  163,748)
                                                  ---------       ---------

Decrease in cash                                 (  724,483)     (1,767,659

Cash and cash equivalents at beginning of period  2,629,764       7,484,627
                                                  ---------       ---------

Cash and cash equivalents at end of period      $ 1,905,281     $ 5,716,968

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

 NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended September 30, 2001 and 2000, (b) the financial position at September 30, 2001, and (c) cash flows for the six-month periods ended September 30, 2001 and 2000, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2001. The revenue of the sports licensing division has been very seasonal with the majority of its revenue in the months
of July through November.    The Company formed Outsource Logistics,
Inc. in August 2001. Outsource Logistics' primary focus will be marketing and providing full-service warehousing capabilities by leasing space at Imeson Center. All income and expense associated with Outsource Logistics, Inc. is included in the rental segment. The results of operations for the three-month and six-month periods ended September 30, 2001 are not necessarily indicative of those to be expected for the entire year.


NOTE 2 - NOTES PAYABLE

    The Company's $375,000 line of credit with European American Bank expired on December 31, 2000. Roxbury had negotiated renewal terms for the line of credit. In May 2001, prior to completion, the bank demanded payment in full of the line of credit and term loan. In addition, Roxbury was in violation of the financial loan covenants regarding the level of equity and debt-to-equity ratio at September 30, 2001. No renewal has been signed and no waiver of the financial covenant violations was received. In September 2001, negotiations for renewal of the loan stalled and the bank filed for summary judgment. Therefore, the entire balance of the term loan is included in the current portion of long-term debt at September 30, 2001. At September 30, 2001, the balance of the term loan is $246,000, the balance of the line of credit is $373,087 and accrued interest totals $29,611.


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



                                Three months ended          Six months ended
                               ---------------------      --------------------
                                   September 30              September 30
                                 2001        2000           2001       2000
                               --------     --------      --------    --------
Segment   income    (loss)
before income taxes
  Real estate operations      $ 342,356    $ 394,262     $ 678,541   $ 746,540
  Sports licensing operations  (295,360)    (384,992)     (618,026)   (860,589)
  Sporting goods               (237,182)          --      (416,206)         --
  Other                         114,989     ( 81,780)      199,427    (260,480)
                               --------     --------       -------     -------
    Total income (loss)
     before income taxes      $( 75,197)   $( 72,510)    $(156,264)  $(374,529)
                               ========     ========       =======     =======


                           As of September 30
                              2001        2000
Identifiable assets
  Real estate operations        $ 11,515,664     $ 14,691,071
  Sports licensing operations      2,332,757        2,514,769
  Sporting goods operations          491,870               --
  Other                            2,224,751        2,370,373
                                 -----------      -----------
    Total identifiable assets   $ 16,565,042     $ 19,576,213
                                 ===========      ===========

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

    The following discussion compares the results of operations for the three-month period ended September 30, 2001 (Second Quarter 2002) with the three-month period ended September 30, 2000 (Second Quarter
2001) and for the six-month period ended September 30, 2001 (2002 YTD) with the six-month period ended September 30, 2000 (2001 YTD).

Results of Continuing Operations

    The Company's operations fall into three distinct businesses: the manufacture and distribution of sports licensing products, the manufacture and distribution of sporting good products and the rental of commercial real estate. In December 1998, the Company acquired Roxbury Industries Corp ("Roxbury"), which produces and distributes knit products licensed by most professional and major college teams. In Fiscal 2001, the Company formed Noram Divide, Inc. (Noram) and Wild Hare Holdings, Inc. (Wild Hare). Noram primarily manufactures hunting and fishing apparel and accessories for distribution by Wild Hare.
The Company owns, leases, and manages a two-story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. In August, 2001, the Company formed Outsource Logistics, Inc. (Outsource). Outsource Logistics' primary focus will be marketing and providing full-service warehousing capabilities by leasing space at Imeson Center.

Sports Licensing Products

    Roxbury's revenue has been very seasonal with the majority of its sales in the months of July through November. Revenue increased by 8% in Second Quarter 2002 and 6% for 2002 YTD as compared to the same periods of the prior year. The majority of the revenue increase was in the 4.0T product line which increased by 31% in Second Quarter 2002 and 26% for 2002 YTD. Private label revenue decreased by 10% in Second Quarter 2002 and was basically flat with a 1% increase for 2002 YTD. However, the Company terminated a wholesale line with extremely thin margins for 2002 YTD. Excluding the wholesale sales, private label sales are actually up 16% over 2001 YTD. The 4.0T and private label product lines accounted for 94% of total revenue in 2002 YTD as compared to 89% in 2001 YTD. The sales orders booked in Second Quarter 2002 were 4% below Second Quarter 2001 and 29% higher in 2002 YTD as compared to 2001 YTD. The YTD increase is the result of a 74% increase in 4.0T sales orders for 2002 YTD Sales orders for private label, excluding wholesale, were up 16% for 2002 YTD as compared to 2001 YTD. As of September 30, 2001 the Company had over $1,800,000 in open orders as compared to $888,000 in open orders at September 30, 2000. After evaluating operating costs and gross margins, the Company decided to sell its screen printing operation. The operation closed First Quarter 2001 and the equipment was sold. Screen printing operations only accounted for $46,000 in revenue for 2001 YTD.

    The cost of goods sold decreased in Second Quarter 2002 and 2002 YTD even though revenue increased. The cost of goods sold, as a percentage of revenue, is lower for Second Quarter 2002 (68%) and 2002 YTD (69%) than for Second Quarter 2001 (75%) and 2001 YTD (81%). The decrease is due to the elimination of some product lines with low margins, adjusting prices to increase some margins and reducing manufacturing costs. Operating costs decreased 11% to $497,422 in Second Quarter 2002 from $559,776 in Second Quarter 2001 and 10% to $913,337 in 2002 YTD from $1,010,157 in 2001 YTD.
    Depreciation and amortization included in operating costs and cost of goods sold increased slightly in Second Quarter 2002 and 2002 YTD as compared to Second Quarter 2001 and 2001 YTD. The net operating loss of the sports licensing division decreased from $331,731 in Second Quarter 2001 to $182,098 in Second Quarter 2002 and from $767,833 in 2001 YTD to $483,445 in 2002 YTD.

Sporting Goods

          The sporting goods operation was formed in the Fourth Quarter of Fiscal 2001 and consists primarily of the manufacture and distribution of hunting and fishing apparel and accessories by Noram Divide for distribution by Wild Hare. The products are primarily sold through catalogs, the Internet, and various hunting and fishing events. The products are marketed under the Wild Hare InternationalT trademark.

          Sales were $219,657 for Second Quarter 2002 and $555,279 for 2002 YTD. Cost of goods sold was $191,327 (87%) for Second Quarter 2002 and $433,799 (78%) for 2002 YTD. Cost of goods sold is higher than expected for the future due to training of production personnel and lower production quotas. Operating costs were $208,896 in Second Quarter 2002 and $472,710 for 2002 YTD. The net operating loss of the sporting goods division was $185,136 for Second Quarter 2002 and $362,057 for 2002 YTD.


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

    The lease of 1,003,660 square feet of warehouse space by Laney and Duke terminates December 31, 2001. The Company has been marketing the approximately 400,000 square feet of the available warehouse space. A new tenant began leasing 193,536 square feet of warehouse space in October 2001. The Company is continuing its marketing efforts to locate tenants for the additional space that will be available December 31, 2001. As part of the marketing process, the Company has formed Outsource Logistics. Outsource Logistics' primary focus will be marketing and providing full-service warehousing capabilities by leasing space at Imeson Center.

    Net revenue increased by 5% to $1,330,883 in Second Quarter 2002 from $1,263,324 in Second Quarter 2001 and increased by 4% to $2,658,415 in 2002 YTD from $2,554,962 in 2001 YTD. The base minimum rental fee increased by $21,572 (6%) in Second Quarter 2002 and by $149,211 (7%) in 2002 YTD as a result of increases in the base minimum rent per square foot. The contingent rental fee decreased by $12,533 (15%) in Second Quarter 2002 and by $45,758 (9%) in 2002 YTD as a result of decreases in square feet rented.

    Operating costs increased by $49,589 (9%) to $581,346 in Second Quarter 2002 from $531,757 in Second Quarter 2001. Operating costs increased by $47,251 (4%) in 2002 YTD as compared to 2001 YTD. These increases were primarily the result of increases in insurance expense, repair and maintenance and expenses associated with the marketing of space currently leased by Laney & Duke.

    Depreciation and amortization decreased slightly in Second Quarter 2002 to $146,788, as compared to Second Quarter 2001 and decreased by $2,778 in 2002 YTD to $293,468 as compared to the same period of the prior year. The net operating profit of the commercial real estate division increased from $583,190 in Second Quarter 2001 to $602,749 in Second Quarter 2002. The net operating profit for 2002 YTD was $1,188,824, compared to $1,129,844 for 2001 YTD.

Consolidated Operating Results

    Revenue increased by 17% to $2,548,592 for Second Quarter 2002 and increased 19% to $4,626,711 in 2002 YTD as compared to the corresponding periods of the last fiscal year. The increase was due to increased revenue in all three business segments. The increase in costs of goods sold was the result of increased revenue in the sporting goods operations offset by a decrease in cost of goods sold in the sports licensing division.

    Operating costs increased by 16% to $1,446,752 in Second Quarter 2002 from $1,247,245 in Second Quarter 2001. The increase was the result of expenses incurred with the new sporting goods segment and the commercial real estate division offset by reductions in operating costs of the sports licensing segment. Operating costs increased 18% to $2,880,845 in 2002 YTD as compared to $2,448,854 in 2001 YTD. The decrease in sports licensing operating costs was not enough to offset the increase in the sporting goods and commercial real estate operating costs on a year-to-date basis. The net operating profit decreased slightly in Second Quarter 2002 to $235,515, as compared to $251,459 in Second Quarter 2001. The net operating profit for 2002 YTD decreased slightly to $343,322 as compared to $362,011 for 2001 YTD.

    Beginning in the fourth quarter of fiscal 2000, the Company invested excess reserves in publicly traded equity securities. The Company incurred a loss of $58,835 in Second Quarter 2002 and $8,767 in 2002 YTD from these investments. An income tax provision was recorded in Second Quarter 2002, Second Quarter 2001, 2002 YTD and 2001 YTD despite having a consolidated loss before income taxes.
These anomalies occurred because Roxbury files separate income tax returns and the tax benefits from its losses were not recognized. The benefit from these losses will be recognized when Roxbury generates pretax income.

Liquidity and Capital Resources

    The cash used by operating activities was $450,264 in 2002 YTD compared to $1,185,311 in 2001 YTD. The Company's operations provided $162,732 in working capital in 2002 YTD compared to $26,985 of working capital provided in 2001 YTD. Cash flow and working capital from operations are expected to significantly decline beginning January 2002 as a result of the termination of the Laney & Duke lease. The increase in net operating assets for 2002 YTD was primarily from an increase in the accounts receivable and inventory in the sports licensing division and sporting goods divisions, and prepaid property taxes in the real estate division. The increase in net operating assets for 2001 YTD was the result of an increase in sports licensing accounts receivable and commercial real estate prepaid expenses, primarily property tax.

    Property and equipment additions in 2002 YTD consisted primarily of equipment additions in the commercial real estate and sporting goods divisions. Property and equipment additions in 2001 YTD consisted primarily of real estate investment in the commercial real estate division.

    Cash of $70,858 was used by financing activities in 2002 YTD, as compared to cash used by financing activities of $163,748 in 2001 YTD. The decrease in cash used by financing activities was related to the Company not purchasing any shares of its common stock in 2002 YTD and an increase in notes payable.

    The Company did not have any material commitments for capital expenditures as of September 30, 2001 other than for ordinary expenses incurred during the usual course of business and the outstanding letters of credit for normal inventory purchases. The Company is seeking additional tenants for Imeson Center for the remaining 41,000 square feet of office space, 200,000 square feet of warehouse space, and to replace America Online and Laney & Duke when their leases expire in June 2002 and December 2001, respectively. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Roxbury Industries' programs designed to reduce cost of goods sold may not generate the savings anticipated and result in future losses. European American Bank (EAB) had demanded payment in full of the term loan and line of credit to Roxbury Industries and filed for summary judgement. These loans total approximately $625,000. In addition, the balloon payment on the loan collateralized by the Imeson Center is due October 1, 2002. Unless additional tenants are secured, it is unlikely that the Company will be able to refinance the balloon payment. While the Company has a significant current liquidity position, any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


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




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: November 9, 2001               /s/ W. CAREY WEBB
                                        W. Carey Webb
                                         President and Chief Executive
Officer



  Dated: November 9, 2001               /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                          Vice   President  and  Chief
Financial Officer