Form 10QSB
period 2001-12-31
EXCAL ENTERPRISES INC
filed 2002-02-14
CIK 832813

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to ______________


                         Commission File No. 0-17069


                       Excal Enterprises, Inc.
       ---------------------------------------------------------------

      (Exact name of small business issuer as specified in its charter)

           Delaware                              59-2855398
   -------------------------------        -----------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

          100 North Tampa Street, Suite 3575, Tampa, Florida 33602
          --------------------------------------------------------
                   (Address of principal executive offices)

                               (813) 224-0228
                           ------------------------
                          Issuer's telephone number


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

As of January 31, 2002, there were 3,285,877 shares of the issuer's common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):  [ ] Yes       [X]
No
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                        EXCAL ENTERPRISES, INC.
                      CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2001

                                ASSETS                   (unaudited)
Current Assets
Cash and cash equivalents                                  $  1,568,688
Marketable securities                                            95,290
Accounts receivable, less allowance of $148,849               2,000,727
Notes receivable                                                 53,721
Income tax receivable                                           181,000
Inventory                                                       905,166
Prepaid expenses and deposits                                   554,330
Deferred tax asset                                              108,000
                                                           ------------
      Total current assets                                    5,466,922
Property, plant and equipment
Land                                                          1,600,000
Buildings and improvements                                    7,563,220
Furniture, fixtures, vehicles and equipment                   2,407,313
                                                             11,570,533
Less accumulated depreciation and amortization                2,920,902
      Net property, plant and equipment                       8,649,631
                                                           ------------
Note receivable - related parties                             1,146,394
Restricted cash reserves                                        702,910
Commission costs, less accumulated amortization of              131,259
$427,650
Loan costs, less accumulated amortization of $708,036           124,948
Other assets                                                     32,115
                                                           ------------
         Total Assets                                      $ 16,254,179
                                                           ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                           $    852,903
Accrued liabilities                                             271,861
Reserve for litigation                                           84,246
Revolving line of credit                                        373,087
Current portion of long-term debt                            13,046,333
                                                           ------------
      Total current liabilities                              14,628,430
Long-term debt                                                  131,092
Deferred tax liability                                        1,238,000
                                                           ------------
      Total liabilities                                      15,997,522
                                                           ------------
Minority interest equity                                          1,041
Stockholders' equity
Preferred stock, $.01 par value, 7,500,000 shares
authorized,
  5,000,000 shares issued, no shares outstanding                     --
Common stock, $.001 par value, 20,000,000 shares
authorized,
  4,738,866 shares issued, 3,285,877 shares outstanding           4,738
Additional paid-in capital                                    3,985,842
Retained earnings                                             1,155,985
Less 1,452,989 shares of common stock held in treasury at
held in treasury at cost                                    ( 3,773,319)
                                                           ------------
                                                              1,373,246
Less notes receivable from stockholders                     ( 1,117,630)
                                                           ------------
      Total stockholders' equity                                255,616
                                                           ------------
         Total Liabilities and Stockholders' Equity        $ 16,254,179
                                                           ============
                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                        EXCAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)


                                  Three months ended          Nine months  ended
                                     December 31                December 31
                               ------------------------   ------------------------
                                  2001          2000         2001          2000
                               ----------    ----------   ----------    ----------
Rental revenue                 $1,359,903    $1,282,569   $4,018,318    $3,837,531
Sports licensing sales          1,981,117     1,476,501    3,394,134     2,809,773
Sporting good sales               201,135            --      756,414            --
                               ----------    ----------   ----------    ----------
   Total net revenue            3,542,155     2,759,070    8,168,866     6,647,304

Cost of sports licensing sales  1,404,088     1,225,433    2,372,833     2,302,802
Cost of sporting good sales        46,328            --      480,127            --
                                ---------     ---------    ---------     ---------
   Total cost of goods          1,450,416     1,225,433    2,852,960     2,302,802

Gross margin                    2,091,739     1,533,637    5,315,906     4,344,502
                                ---------     ---------    ---------     ---------

Rental operating costs            608,675       585,512    1,784,798     1,714,384
Sports licensing operating costs  742,289       707,358    1,655,626     1,717,515
Sporting goods operating costs    242,494            --      715,204            --
Depreciation and amortization     160,023       158,662      478,698       468,487
                                ---------     ---------    ---------     ---------
  Total operating costs         1,753,481     1,451,532    4,634,326     3,900,386
                                ---------     ---------    ---------     ---------

  Net operating profit            338,258        82,105      681,580       444,116
                                ---------     ---------    ---------     ---------

Other expense (income)
  Interest expense                309,421       312,881      937,634       947,126
  Professional fees related
    to litigation                      --       142,125           --       224,662
  Litigation settlement                --    (  100,000)          --    (  100,000)
  Net realized and unrealized
  (gain)loss on marketable
  securities                   (   38,679)       24,557   (   29,912)      346,430
  Interest income              (   48,205)   (  117,037)  (  177,372)   (  392,251)
  Miscellaneous income         (   30,052)   (   30,476)  (   38,279)   (   57,377)
                                ---------     ---------    ---------     ---------
     Net other expense            192,485       232,050      692,071       968,590

Income (loss) before
  income taxes                    145,773    (  149,945)  (   10,491)   (  524,474)

Income tax provision               60,000       205,000      150,000       258,000
                                ---------     ---------    ---------     ---------
Net income (loss)               $  85,773     $(354,945)   $(160,491)    $(782,474)
                                =========     =========    =========     =========

Income (loss) per share
  Basic                         $     .03     $(    .09)   $(    .05)    $(    .20)
                                =========     =========    =========     =========
  Diluted                       $     .03     $(    .09)   $(    .05)    $(    .20)
                                =========     =========    =========     =========

Weighted  average  shares
outstanding
  Common                        3,285,877     3,852,448    3,285,877     3,866,852
  Common and equivalent         3,285,877     3,852,448    3,285,877     3,866,852

                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                        EXCAL ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)


                                                 Nine months ended December 31
                                                       2001            2000
                                                    ----------      ---------
Cash provided by operating activities
Net loss                                           $(  160,491)   $(  782,474)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization                          573,585        556,800
Other adjustments                                       85,507        286,264
Decrease (increase) in net operating assets         (1,076,561)    (1,386,636)
                                                    ----------      ---------
Net cash used by operating activities               (  577,960)    (1,326,046)
                                                    ----------      ---------
Cash flows from investing activities
Proceeds from sale of assets                                --         35,000
Property and equipment additions                    (  264,981)    (  562,666)
                                                    ----------      ---------
Net cash used by investing activities               (  264,981)    (  527,666)

Cash flows from financing activities
Loan to related party                               (   80,000)    (  650,000)
Principal repayments of long-term debt              (  138,135)    (  192,208)
Purchase of treasury stock                                  --     (1,061,297)
                                                    ----------      ---------
Net cash used by financing activities               (  218,135)    (1,903,505)
                                                    ----------      ---------

Decrease in cash                                    (1,061,076)    (3,757,217)

Cash and cash equivalents at beginning of period     2,629,764      7,484,627
                                                    ----------      ---------

Cash and cash equivalents at end of period         $ 1,568,688    $ 3,727,410
                                                    ==========      =========
                  The accompanying notes are an integral part
                   of the consolidated financial statements.


 NOTE 1 - FINANCIAL STATEMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended December 31, 2001 and 2000, (b) the financial position at December 31, 2001, and (c) cash flows for the nine-month periods ended December 31, 2001 and 2000, have been made.

    The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended March 31, 2001. The revenue of the sports licensing division has been very seasonal with the majority of its revenue in the months of July through November. The Company formed Outsource Logistics, Inc. in August 2001. Outsource Logistics' primary focus will be marketing and providing full-service warehousing capabilities by leasing space at Imeson Center. All income and expense associated with Outsource Logistics, Inc. is included in the rental segment. The results of operations for the three-month and nine-month periods ended December 31, 2001 are not necessarily indicative of those to be expected for the entire year.

NOTE 2 - GOING CONCERN

     The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's mortgage on its Imeson Center property has a balloon payment of approximately $12.6 million due on October 1, 2002. As a result, the Company has a negative working capital position of approximately $9.2 million as of December 31, 2001. In addition, the lease of the Company's major tenant expired on December 31, 2001. This will have a negative effect on the Company's cash flow and may impact its ability to secure refinancing. Management of the Company is in the process of securing refinancing of the mortgage and aggressively pursuing new tenants for the Imeson Center.

     The Company's ability to operate as a going concern is dependent on its successful refinancing of the mortgage and leasing of the available space at the Imeson Center. Although no assurances can be given, the Company remains confident that it will be able to continue operating as a going concern.


NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

    The Company's $375,000 line of credit with European American Bank expired on December 29, 2000. The extension was not renewed. In addition, Roxbury was in violation of the financial loan covenants regarding the level of equity and debt-to-equity ratio at December 31,
2000.    European American Bank has declared the loan in default and filed for summary judgment. Therefore, the entire amount of the term loan is included in the current portion of long-term debt.
At December, 31, 2001, the balance of the term loan is $246,000, the balance of the line of credit is $373,087 and accrued interest is $48,795.

    The Imeson Center mortgage has a balloon payment of $12,610,492 due October 1, 2002. The Company has recently started the process of refinancing its long-term debt. To date, the Company has no commitments to provide funding.


NOTE 4 -  SEGMENT INFORMATION

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

NOTE 4 - SEGMENT INFORMATION - continued

                                 Three  months ended       Nine months ended
                                     December 31              December 31
                               ---------------------    -----------------------
                                  2001        2000         2001         2000
                               --------     --------    ----------    ---------
Segment income (loss)
before income taxes
  Real estate operations      $ 331,401   $ 345,853   $ 1,009,942   $ 1,092,393
  Sports licensing operations  (239,096)   (529,216)   (  857,122)   (1,389,805)
  Sporting goods operations    (114,555)         --    (  530,761)           --
  Other                         168,023      33,418       367,450    (  227,062)
                               --------    --------    ----------     ----------
   Total  income (loss)
    before income taxes       $ 145,773   $(149,945)  $(   10,491)  $(  524,474)
before income taxes            ========    ========    ==========     ==========


                                     As of December 31
                                   2001             2000
                               -----------      -----------
Identifiable assets
  Real estate operations      $ 10,756,298     $ 12,674,041
  Sports licensing operations    2,638,085        2,850,064
  Sporting goods operations        529,408               --
  Other                          2,330,388        2,241,115
                               -----------      -----------
    Total identifiable assets $ 16,254,179     $ 17,765,220
                               ===========      ===========

Item 2.  Management's Discussion and Analysis.

    Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations. Forward-looking statements, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, and prices; (iii) the Company's ability to refinance its long-term debt; and (iv) other risks and uncertainties as indicated from time to time in the Company's filings with the Securities and Exchange Commission.

    The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended March 31, 2001.

    The following discussion compares the results of operations for the three-month period ended December 31, 2001 (Third Quarter 2002) with the three-month period ended December 31, 2000 (Third Quarter
2001) and for the nine-month period ended December 31, 2001 (2002 YTD) with the nine-month period ended December 31, 2000 (2001 YTD).

Results of Continuing Operations

    The Company's operations fall into three distinct businesses: the manufacture and distribution of sports licensing products, the manufacture and distribution of sporting goods products and the rental of commercial real estate. In December 1998, the Company acquired Roxbury Industries Corp. ("Roxbury"), which produces and distributes knit products licensed by most professional and major college teams. In Fiscal 2001, the Company formed Noram Divide, Inc. (Noram) and Wild Hare Holdings, Inc. (Wild Hare). Noram primarily manufactures hunting and fishing apparel and accessories for distribution by Wild Hare.
The Company owns, leases, and manages a two-story warehouse and office facility containing approximately 1,666,000 square feet of rentable space located on approximately 74 acres in an industrial park in Duval County, Florida. In August 2001, the Company formed Outsource Logistics, Inc. (Outsource). Outsource Logistics' primary focus will be marketing and providing full-service warehousing capabilities by leasing space at Imeson Center.

Sports Licensing Products

    Roxbury's revenue has been very seasonal with the majority of its sales in the months of July through November. Revenue increased by 34% in Third Quarter 2002 and 21% for 2002 YTD as compared to the same periods of the prior year. The majority of the revenue increase was in the 4.0T product line which increased by 69% in Third Quarter 2002 and 53% for 2002 YTD. Private label revenue decreased by 48% in Third Quarter 2002 and 21% for 2002 YTD. However, the Company terminated a wholesale line with extremely thin margins for 2002 YTD. Excluding the wholesale sales, private label sales are actually up 25% over 2001 YTD. The 4.0T and private label product lines accounted for 95% of total segment revenue in 2002 YTD as compared to 89% in 2001 YTD. After evaluating operating costs and gross margins, the Company sold its screen printing operation in First Quarter 2001. Screen printing operations only accounted for $46,000 in revenue for 2001 YTD.

    Over 40% of the sales in the 4.0T division were related to the NFL headwear license. The NFL decided to consolidate its licensees and notified the Company that it would not be renewing its headwear license. In addition to the direct sales that would be lost due to the loss of the license, the Company expected additional indirect revenue losses from customers that purchased NFL and other licensed headwear from Roxbury. As a result of the expected decrease in revenue and the historically low margins, the Company decided to terminate the vast majority of its 4.0T licensed products division. Roxbury will still offer a limited number of college related products through certain distribution channels. However, the revenue from the division is expected to be a small fraction of its current revenue level of over $2 million annually. The Company intends to expand into new markets to replace the 4.0T revenue. The Company has hired the former general manager of Smiley Hats to head up its Winter Sports Division. Smiley Hats closed its operation effective December 31, 2001. Smiley Hats had a revenue base in excess of $1.5 million. The Company hopes that by hiring the former general manager and its key manufacturing representatives of Smiley Hats, it can capture a portion of the former revenue base of Smiley Hats. This would give the Company a foothold in the Winter Sports Market, which is expected to have better margins that the 4.0T product line. The Company also hired a sales manager for its new Retail Division. The focus of this division is the sale of branded and private label products to major department store chains. The Company can make no guarantees as to the revenue and margins to be generated by these new divisions or whether such revenue and margins will be sufficient to support the infrastructure of Roxbury.

    The cost of goods sold, as a percentage of revenue, is lower for Third Quarter 2002 (71%) and 2002 YTD (70%) than for Third Quarter 2001 (96%) and 2001 YTD (82%). The decrease is due to the elimination of some product lines with low margins, adjusting prices to increase some margins and reducing manufacturing costs. Operating costs increased by 5% to $742,289 in Third Quarter 2002 from $707,358 in Third Quarter 2001 and decreased 4% to $1,655,626 in 2002 YTD from $1,717,515 in 2001 YTD.

    Depreciation and amortization included in operating costs and cost of goods sold increased slightly in Third Quarter 2002 and 2002 YTD as compared to Third Quarter 2001 and 2001 YTD. The net operating loss of the sports licensing division decreased from $465,759 in Third Quarter 2001 to $173,941 in Third Quarter 2002 and from $1,389,805 in 2001 YTD to $657,386 in 2002 YTD.

Sporting Goods

    The sporting goods segment was formed in the Fourth Quarter of Fiscal 2001 and consists primarily of the manufacture of hunting and fishing apparel and accessories by Noram Divide for distribution by Wild Hare. The products are primarily sold through catalogs, the Internet, and various hunting and fishing events. The products are marketed under the Wild Hare InternationalT trademark.

    Sales were $201,135 for Third Quarter 2002 and $756,414 for 2002 YTD. Cost of goods sold was $46,328 (23%) for Third Quarter 2002 and $480,127 (63%) for 2002 YTD. Cost of goods sold for 2002 YTD is higher than expected for the future due to training of production personnel and lower production quotas. Operating costs were $242,494 in Third Quarter 2002 and $715,204 for 2002 YTD. The net operating loss of the sporting goods division was $92,091 for Third Quarter 2002 and $454,148 for 2002 YTD.

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

    The lease of 1,003,660 square feet of warehouse space by Laney & Duke terminated December 31, 2001. Bacardi, Inc. began leasing 193,536 square feet of warehouse space in October 2001. The Company has been marketing the approximately 450,000 square feet of the available first floor warehouse space. While the Company has received a lot of interest in the space, it has received no lease commitments. As part of the marketing process, the Company has formed Outsource Logistics. Outsource Logistics' primary focus will be marketing and providing full-service warehousing capabilities by leasing the second floor warehouse space at Imeson Center.

    Net revenue increased by 6% to $1,359,903 in Third Quarter 2002 from $1,282,569 in Third Quarter 2001 and increased 5% to $4,018,318 in 2002 YTD from $3,837,531 in 2001 YTD. The base minimum rental fee increased by $96,541 (9%) in Third Quarter 2002 and by $245,751 (8%) in 2002 YTD as a result of increases in the base minimum rent per square foot. The contingent rental fee decreased slightly by $19,207 (8%) in Third Quarter 2002 and decreased by $64,964 (9%) in 2002 YTD as a result of decreases in the square feet rented. With the termination of the lease with Laney & Duke, the revenue for the fourth quarter of fiscal year 2002 is expected to significantly decline.

    Operating costs increased by $23,163 (4%) to $608,675 in Third Quarter 2002 from $585,512 in Third Quarter 2001. Operating costs increased by $70,414 (4%) in 2002 YTD as compared to 2001 YTD. These increases were primarily the result of increases in insurance expense, repair and maintenance and marketing costs related to the available warehouse space.

    Depreciation and amortization decreased slightly in Third Quarter 2002 to $146,938, and decreased by $5,457 in 2002 YTD to $440,406 as compared to the same periods of the prior year. The net operating profit of the commercial real estate division increased from $547,864 in Third Quarter 2001 to $604,290 in Third Quarter 2002. The net operating profit for 2002 YTD was $1,793,114, compared to $1,677,708 for 2001 YTD.

Consolidated Operating Results

    Revenue increased $783,085 (28%) to $3,542,155 for Third Quarter 2002 and increased $1,521,562 (23%) to $8,168,866 in 2002 YTD as compared to the same periods of the last fiscal year. There were increased revenues in all three business segments. The increase in cost of goods sold was the result of increased revenue in both the sporting goods and sports licensing divisions.

    Operating costs increased by 21% to $1,753,481 in Third Quarter 2002 from $1,451,532 in Third Quarter 2001. The increase was the result of expenses incurred with the new sporting goods segment and the commercial real estate division. Operating costs increased 19% to $4,634,326 in 2002 YTD as compared to $3,900,386 in 2001 YTD. The decrease in sports licensing operating costs was not enough to offset the increase in the sporting goods and commercial real estate operating costs on a year-to-date basis. The net operating profit increased to $338,258 in Third Quarter 2002 as compared to $82,105 in Third Quarter 2001. The net operating profit for 2002 YTD increased $237,464 to $681,580 as compared to $444,116 in 2001 YTD.

Other Expense (Income)

    Beginning in the fourth quarter of fiscal 2000, the Company invested excess reserves in publicly traded equity securities. The value of these investments increased by $38,679 in Third Quarter 2002 and $29,912 in 2001 YTD. An income tax provision was recorded in Third Quarter 2001, 2001 YTD and 2002 YTD despite having a consolidated loss before income taxes. These anomalies occurred because Roxbury files separate income tax returns and the tax benefits from its losses were not recognized. The benefit from these losses will be recognized when Roxbury generates pretax income.

Liquidity and Capital Resources

    The cash used by operating activities was $577,960 in 2002 YTD compared to cash used of $1,326,046 in 2001 YTD. The Company's operations provided $498,601 of working capital in 2002 YTD compared to only $60,590 of working capital provided in 2001 YTD. Cash flow and working capital from operations are expected to significantly decline beginning January 2002 as a result of the termination of the Laney & Duke lease. The increase in net operating assets for 2002 YTD was primarily from an increase in the accounts receivable and inventory in the sports licensing and sporting goods divisions. The increase in net operating assets for 2001 YTD was the result of an increase in sports licensing accounts receivable and inventory.

    Property and equipment additions in 2002 YTD consisted primarily of facility renovations in the commercial real estate division. Property and equipment additions in 2001 YTD consisted primarily of real estate investment in the commercial real estate division.

    Cash of $218,135 was used by financing activities in 2002 YTD, as compared to cash used by financing activities of $1,903,505 in 2001 YTD. The decrease in cash used by financing activities was related to the Company not purchasing any shares of its common stock in 2002 YTD. The company loaned a director $80,000 in 2002 YTD and $650,000 in 2001 YTD, primarily to pay income taxes, penalty, and interest. The amount is shown as a loan to related party.

    The Company did not have any material commitments for capital expenditures as of December 31, 2001 other than for ordinary expenses incurred during the usual course of business. Laney & Duke's one-year extension of the warehouse space it had leased terminated December 31, 2001. This lessee accounted for the majority of the commercial rental revenue and the termination will have a significant impact on the Company's operating results and liquidity. The Company is looking for additional tenants for Imeson Center for the remaining 41,000 square feet of office space, the warehouse space previously occupied by Laney & Duke and the office space occupied by America Online when its lease expires in June 2002. It is expected that any new tenant will require the Company to incur significant costs related to renovation of the property to meet the tenant's needs. Roxbury Industries' operations have continued to generate losses. The product line generating the majority of Roxbury's revenue is being closed down. European American Bank (EAB) has demanded payment in full of the term loan and line of credit to Roxbury Industries, declared the loans in default and filed for summary judgment. These loans total approximately $625,000. In addition, the balloon payment on the loan collateralized by the Imeson Center is due October 1, 2002. Any of the above mentioned items could require significant capital resources in excess of the Company's current liquidity position, requiring it to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the then existing financial position and results of operations of the Company. Therefore, no assurances can be made by the Company that such additional capital will be available.


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




                                        EXCAL ENTERPRISES, INC.
                                        Registrant



  Dated: February 13, 2002              /s/ W. CAREY WEBB
                                        W. Carey Webb
                                        President and Chief Executive
                                        Officer



  Dated: February 13, 2002              /s/ TIMOTHY R. BARNES
                                        Timothy R. Barnes
                                        Vice   President  and  Chief
                                        Financial Officer